Form 10-Q
period 2000-03-31
PARADIGM GENETICS INC
filed 2000-06-19
CIK 1057217

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  (Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: March 31, 2000.

                                      OR

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

                            Commission File Number:
                                    0-30365

                            Paradigm Genetics, Inc.
            (Exact name of registrant as specified in its charter)

         Delaware                                            56-2047837
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)

      104 Alexander Drive, Research Triangle Park, North Carolina 27709
             (Address of principal executive offices and zip code)

      Registrant's telephone number, including area code: (919) 425-3000

Former name, former address, and former year, if changed since last report: Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes    [_]    No   [X]

Indicate the number of shares outstanding of each of the Issuer's classes of Common Stock, as of the latest practicable date.

Title of each class
Common stock $.01 par value
Shares outstanding on June 14, 2000.............................   25,712,372

                            PARADIGM GENETICS, INC.

                                     INDEX

                                                                                      Page
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Balance Sheets - March 31, 2000 and December 31, 1999................3

         Condensed Statements of Operations - Three months ended
           March 31, 2000 and 1999......................................................5

         Condensed Statements of Cash Flows - Three months ended
           March 31, 2000 and 1999......................................................6

         Notes to Condensed Financial Statements........................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................................9

Item 3   Quantitative and Qualitative Disclosures About Market Risk.....................12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................13

Item 2.  Changes in Securities and Use of Proceeds......................................13

Item 3.  Defaults Upon Senior Securities................................................13

Item 4.  Submission of Matters to a Vote of Security Holders............................13

Item 5   Other Information - Risk Factors...............................................14

Item 6.  Exhibits and Reports on Form 8-K...............................................20

Signature...............................................................................21

Exhibit Index...........................................................................22

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                 PARADIGM GENETICS, INC.
                                CONDENSED BALANCE SHEETS
                                       (unaudited)

                                                             March 31,       December 31,
                                                               2000              1999
                                                            ----------       -----------
                       ASSETS
Current Assets:
     Cash and cash equivalents.....................       $   883,198      $    468,342
     Short-term investments........................        20,842,964         3,488,108
     Accounts receivable...........................           222,184           256,844
     Prepaid expenses..............................         1,059,678         1,157,851
                                                         ------------      ------------

           Total current assets....................        23,008,024         5,371,145

Property and equipment, net........................        11,241,674         8,816,665

Other assets, net..................................           398,630            37,494
Deferred stock issuance costs......................           984,165                --
                                                         ------------      ------------

           Total assets............................      $ 35,632,493      $ 14,225,304
                                                         ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable...............................      $  2,095,090      $  1,327,423
    Accrued liabilities............................           867,900           571,184
    Deferred revenue...............................        15,394,448         5,825,237
    Long-term debt -- current portion..............         1,424,529         1,182,456
    Capital lease obligation -- current portion....           102,662           100,075
                                                         ------------      ------------

           Total current liabilities...............        19,884,629         9,006,375

Long-term debt, net of current portion.............         7,328,669         7,823,780
Capital lease obligation, net of current portion...           196,194           222,850
                                                         ------------      ------------

           Total liabilities.......................        27,409,492        17,053,005
                                                      ---------------   ---------------

Stockholders' equity (deficit):

    Convertible preferred stock, $0.01 par value;
    15,000,000 shares authorized:

        Series A Convertible Preferred Stock,
        8,000,000 shares designated; 7,562,500
        shares issued and outstanding as of March
        31, 2000 and December 31, 1999,
        respectively...............................         5,950,899         5,950,899

       Series B Convertible Preferred Stock;
       2,790,698 shares designated; 2,790,698
       shares issued and outstanding as of March 31,
       2000 and December 31, 1999, respectively.........         5,967,819         5,967,819

       Series C Convertible Preferred Stock;
       3,000,000 shares designated; 3,000,000 and -
       0- shares issued and outstanding as of March
       31, 2000 and December 31, 1999,
       respectively.....................................        26,965,192                --

     Common Stock, $.01 par value; 30,000,000
     shares authorized; 5,559,024 and 5,224,257
     shares issued and outstanding as of March 31,
     2000 and December 31, 1999, respectively...........            55,590            52,242

Additional paid-in capital..............................                --         3,529,452
Deferred compensation...................................        (4,572,729)       (3,165,430)
Accumulated deficit.....................................       (26,143,770)      (15,162,683)
                                                              ------------      ------------

           Total stockholders' equity (deficit).........         8,223,001        (2,827,701)
                                                              ------------      ------------

           Total liabilities and stockholders'
              equity (deficit)..........................       $35,632,493       $14,225,304
                                                              ============      ============

        The accompanying notes are an integral part of these condensed financial statements.

                            PARADIGM GENETICS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                               Three Months Ended
                                                                                     March 31,
                                                                       --------------------------------------
                                                                                2000                   1999
                                                                       ---------------        ---------------
Revenues:
     Collaborative research agreements.........................             $468,220               $320,069
     Grant revenues............................................              125,001                 12,294
                                                                       ---------------        ---------------
           Total revenues......................................              593,221                332,363
                                                                       ---------------        ---------------

Operating expenses:
     Research and development (excludes $102,352 and
      $1,705, of stock based compensation expense for the
      three months ended March 31, 2000 and
      March 31, 1999, respectively)............................            3,000,367              1,573,111

     Selling, general and administrative (excludes $247,630
      and $366, of stock based compensation expense for the
      three months ended March 31, 2000 and
      March 31, 1999, respectively)............................            2,036,263                748,641

     Stock based compensation expense..........................              349,982                  2,071
                                                                       ---------------        ---------------

           Total operating expenses............................            5,386,612              2,323,823
                                                                       ---------------        ---------------

Loss from operations...........................................           (4,793,391)            (1,991,460)
                                                                       ---------------        ---------------

Interest income (expense), net:
     Interest income...........................................              296,993                 40,295
     Interest expense..........................................              279,875                 89,392
                                                                       ---------------        ---------------
     Interest income (expense), net............................               17,118                (49,097)
                                                                       ---------------        ---------------

Net loss.......................................................          $(4,776,273)           $(2,040,557)
                                                                       ===============        ===============

Beneficial conversion feature of Series C Preferred Stock......          (12,000,000)                    --

Net loss attributable  to common stockholders..................         $(16,776,273)           $(2,040,557)
                                                                       ===============        ===============


Net loss per share attributable to common stockholders -
   basic and diluted...................................                       $(0.89)                $(0.54)

Weighted average common shares outstanding - basic and
   diluted.............................................                    5,394,915              3,750,558

        The accompanying notes are an integral part of these condensed financial statements

                            PARADIGM GENETICS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                           Three Months Ended March 31,
                                                                                         ---------------------------------
                                                                                               2000                1999
                                                                                         -------------          ----------
Cash flows from operating activities:
   Net loss............................................................                  $(4,776,273)           $(2,040,557)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Deferred revenue..................................................                    9,569,211                484,931
     Depreciation and amortization.....................................                      578,829                267,544
     Stock based compensation..........................................                      349,982                  2,071

     Changes in operating assets and liabilities:
        Accounts receivable............................................                       34,660               (160,491)
        Prepaid expenses...............................................                       98,141                (50,377)
        Accounts payable...............................................                      767,667                495,546
        Accrued liabilities............................................                     (128,889)                62,278
                                                                                       -------------         --------------

         Net cash provided by (used in) operating activities...........                    6,493,328               (939,055)
                                                                                       -------------         --------------

Cash flows from investing activities:
   Purchase of property and equipment..................................                   (3,003,838)            (1,206,713)
   Purchase of investments.............................................                  (28,609,395)            (5,960,482)
   Maturities of investments...........................................                   11,254,539              2,274,621
                                                                                       -------------         --------------

         Net cash used in investing activities.........................                  (20,358,694)            (4,892,574)
                                                                                       -------------         --------------

Cash flows from financing activities:
   Repayments of notes payable.........................................                     (253,038)                (1,355)
   Repayments of capital lease obligations.............................                      (24,069)               (21,734)
   Proceeds from issuance of convertible preferred stock, net..........                   14,965,192              5,967,819
   Proceeds from exercise of stock options.............................                      150,697                 19,196
   Deferred stock issuance costs.......................................                     (558,560)                    --
                                                                                       -------------         --------------

         Net cash provided by financing activities.....................                   14,280,222              5,963,926

Net increase in cash and cash equivalents..............................                      414,856                132,297
Cash and cash equivalents, beginning of period.........................                      468,342                970,688
                                                                                       -------------         --------------
Cash and cash equivalents, end of period...............................                  $   883,198            $ 1,102,985
                                                                                       =============         ==============

        The accompanying notes are an integral part of these condensed financial statements.

                            PARADIGM GENETICS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  (unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Organization

        Paradigm Genetics, Inc. (the "Company" or "Paradigm") was organized on September 9, 1997 to discover the function of genes in plant and fungal organisms. On April 7, 2000 the Company reincorporated as a Delaware corporation. The Company is industrializing the process of determining gene function by creating an assembly-line process to generate information that the Company believes will enable it to develop novel products in four major sectors of the global economy: crop production, nutrition, human health and industrial products. The Company has developed its GeneFunction Factory to simultaneously study the functions of many genes in plants and fungi. The GeneFunction Factory is designed to be an integrated, rapid, industrial-scale laboratory through which the Company can discover and alter genes, understand the consequences of the modifications and reliably determine the function of those genes. The Company stores and annotates gene function information in its FunctionFinder bioinformatics system. Paradigm generates revenues by licensing information mined from the data in FunctionFinder for the development of products in crop production, nutrition, human health and industrial applications. If the Company's strategic partners commercialize products resulting from this information, the Company is entitled to receive royalty payments based upon product revenues.


Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or for any other period. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Registration Statement on Form S-1, as amended (No. 333-30758) which was declared effective by the Securities and Exchange Commission on May 5, 2000.

Net Loss per Share

         The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB No. 98"). Under the provisions of SFAS 128 and SAB No. 98, basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and shares issuable upon the conversion of outstanding convertible preferred stock.

         The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive for the periods indicated:

                                                       Three Months Ended
                                                             March 31,
                                                   --------------------------
                                                      2000             1999
                                                   ----------      ----------
Preferred stock...........................         13,353,198      10,353,198
Options to purchase common stock..........          1,536,792       1,778,008
Warrants..................................            763,779         437,500

Comprehensive Income

         Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company had no items of comprehensive income during the three months ended March 31, 2000 or the three months ended March 31, 1999.

Recent Accounting Pronouncements

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company does not currently, nor does it intend in the forseeable future, to use derivative instruments and therefore does not expect that the adoption of SFAS 133 will have any impact on its financial position or the results of operations.

Note 2. Initial Public Offering

         On May 10, 2000, the Company completed an initial public offering in which it sold 6,000,000 shares of common stock at $7.00 per share for net proceeds of approximately $37.9 million, net of underwriting discounts, commissions and other offering costs. Upon the closing of the offering, all the Company's convertible preferred stock converted into 13,353,198 shares of common stock. After the offering, the Company's authorized capital consisted of 50,000,000 shares of common stock, $0.01 par value per share, and 5,000,000 shares of preferred stock, $0.01 par value per share. On May 31, 2000, the underwriters exercised an over-allotment option to purchase an additional 750,000 shares resulting in net proceeds of approximately $4.9 million.

Note 3. Deferred Stock-Based Compensation

        The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company's common stock at the grant date, the difference between the fair value of the Company's common stock and the exercise price is recorded as deferred compensation. The Company has recognized deferred compensation of $5,122,223 to reflect the difference between the aggregate fair market value and exercise price of all options granted with an exercise price below the fair market value of the Company's common stock at the date of grant. Deferred compensation is amortized to compensation expense over the vesting period of the related stock option. The Company recognized non-cash compensation expense related to amortization of deferred compensation of $349,982 for the three months ended March 31, 2000 and $2,071 for the three months ended March 31, 1999.

Note 4. Series C Preferred Stock - Beneficial Conversion Feature

         In January 2000, the Company sold 3,000,000 shares of Series C Preferred Stock to a group of investors for gross proceeds of $15,000,000 at $5.00 per share. The Series C Preferred Stock automatically converted into shares of the Company's common stock at a one-to-one conversion ratio upon the consummation of its initial public offering on May 10, 2000. The Company has recorded a beneficial conversion feature charge of $12,000,000 to reflect the difference between the estimated fair value of the Company's Series C Preferred Stock of $9.00 per share and the $5.00 per share sales price of these shares.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 1999 audited financial statements and notes thereto included in our Registration Statement on Form S-1, as amended (No. 333-30758), declared effective on May 5, 2000. Operating results are not necessarily indicative of results that may occur in future periods.

Overview

        Paradigm Genetics was founded in September 1997. Since that time, we have been industrializing the process of determining gene function by creating an assembly-line process to generate information that we believe will enable us to develop novel products in four major sectors of the global economy: crop production, nutrition, human health and industrial products. We have developed our GeneFunction Factory to simultaneously study the functions of many genes in our selected plants and fungi. We designed our GeneFunction Factory to be an integrated, rapid, industrial-scale laboratory through which we can discover and modify genes, understand the consequences of the modifications and reliably determine the function of those genes. We store and annotate gene function information in our FunctionFinder bioinformatics system, which is a computer system that helps us and our partners analyze the large volumes of complex data generated from our study of genes. We currently have strategic alliances with Bayer AG in the area of crop production and with Pharmacia Corporation (formerly known as The Monsanto Company) in the areas of crop production and nutrition.

        To date, we have generated revenues from a collaborative herbicide discovery and commercialization agreement with Bayer and a grant from the U.S. Department of Energy. The agreement with Bayer was signed in September 1998 and generated substantially all of our revenues for fiscal year 1999 and for the three months ended March 31, 2000. In November 1999, we signed a joint development and commercialization agreement with Pharmacia. This agreement will not contribute to our revenue until the second quarter of fiscal year 2000.

        We have incurred significant losses since our inception. As of March 31, 2000, our accumulated deficit was approximately $26.1 million and total stockholders' equity was approximately $8.2 million. Operating expenses increased from approximately $2.3 million during the three months ended March 31, 1999, to approximately $5.4 million during the three months ended March 31, 2000. We expect to incur additional operating losses over at least the next two years as we continue to expand our research and development efforts on our core technologies and establish the infrastructure necessary to support our business.

Source of Revenue and Revenue Recognition Policy

        Revenues are derived from collaborative research agreements with strategic partners and from government grants. Revenues related to fixed nonrefundable payments are recognized under collaborative research agreements based on progress to completion in accordance with the applicable performance requirements of each collaboration agreement. The Company earns these revenues as it meets the deliverable requirements in its collaborative research agreements. Refundable fees received under collaborative research agreements are initially deferred and recognized as revenues based on progress to completion over the term of the collaborative research agreement beginning at the date that the refund right expires, which is the date on which the related performance requirements have been met. Nonrefundable fees received at the initiation of a collaborative research agreement are deferred and recognized as revenues on a progress to completion basis over the term of the collaboration agreement with all other fixed nonrefundable payments received under the collaborative research agreements. This is required as the Company has a future performance obligation under these agreements which is met as the Company delivers the results of its gene analysis to its collaborative partners. Progress to completion under collaborative research agreements is measured based on a comparison of the number of genes analyzed and delivered to the total number of genes to be analyzed, on a contract by contract basis. The Company does not segment its collaborative research agreements for purposes of the calculation of revenues to be recognized as the Company does not meet the criteria to allow segmentation specified in the relevant authoritative accounting guidance. Milestone payments under collaborative agreements will be recognized as revenue when the applicable milestone has been achieved and such achievement has been acknowledged by the other party to the collaboration agreement. Revenues from government grants are recognized as expenses are incurred over the period of each grant. Cash received in excess of revenues recognized under collaborative agreements and government grants is recorded as deferred revenue. Payments received under the Company's collaborative research agreements and government grants are generally non-refundable regardless of the outcome of the future research and development activities to be performed by the Company under these arrangements. As of March 31, 2000 we had deferred revenues of approximately $15.4 million. We are currently recognizing revenue under Staff Accounting Bulletin 101 ("SAB 101") as interpreted by the Securities and Exchange Commission. The effect of any change in the Securities and Exchange Commission interpretation of SAB 101 is unknown at this point in time.

Results of Operations

Three Months Ended March 31, 2000 and 1999.

Total Revenues

         Revenues are comprised of amounts recognized under a collaborative research agreement and a grant from the U.S. Department of Energy. Total revenues were approximately $593,000 for the three months ended March 31, 2000, compared to approximately $332,000 for the three months ended March 31, 1999. The increase was primarily due to the successful delivery and acceptance of our first assay pursuant to our collaboration research agreement with Bayer AG, and additional grant revenues. We anticipate revenues to increase in future quarters as we begin to perform work under our collaborative research agreement with Pharmacia Corporation.

Research and Development Expenses.

         Research and development expenses consist primarily of personnel costs, facility costs, cost of supplies and depreciation of laboratory equipment. Research and development expenses were approximately $3.0 million for the three months ended March 31, 2000, compared to approximately $1.6 million for the three months ended March 31, 1999. This increase was due primarily to increased staffing, other personnel-related costs, depreciation, facilities and cost of supplies. We expect to continue to devote substantial resources to research and development. We also expect that research and development expenses will continue to increase for the forseeable future and that net losses will continue as a result.

Selling, General and Administrative Expenses.

         Selling, general and administrative expenses consist primarily of personnel costs, facilities costs, business development costs and professional expenses, such as legal and accounting fees. Selling, general and administrative expenses were approximately $2.0 million for the three months ended March 31, 2000, compared to approximately $749,000 for the three months ended March 31, 1999. This increase was due primarily to increased personnel expenses, depreciation, business development, facilities and professional expenses. We expect that our selling, general and administrative expenses will continue to increase for the forseeable future as we expand our legal, accounting and business development staff, add infrastructure to support our growing research and development efforts and incur additional costs related to being a public company, including directors' and officers' insurance premiums, investor relations programs and continue to make commission payments related to our collaborative research agreements.

Stock Based Compensation Expense.

         Stock based compensation expense represents the amortization of deferred compensation related to stock options granted to employees with an exercise price below the estimated fair value of our common stock at the date of grant, as determined by our board of directors. Deferred compensation is amortized over the vesting period of the related stock options, which is generally four years. We recognized approximately $350,000 in non-cash compensation expense related to amortization of deferred compensation in the three months ended March 31, 2000, compared to approximately $2,000 in the three months ended March 31, 1999.

         Deferred compensation for options granted to employees has been determined as the difference between the estimated fair value for financial reporting purposes of our common stock on the date the options were granted and the exercise price. Deferred compensation for options granted to consultants has been determined in accordance with Statement of Financial Accounting Standards No. 123 as the fair value of equity instruments issued. In connection with the grant of stock options to employees, we recorded deferred stock compensation of approximately $1.8 million for the three months ended March 31, 2000. These amounts were recorded as a component of stockholders' deficit and are being amortized as charges to operations over the vesting periods of the options.

Net Interest Income (Expense), net

         Net interest income (expense) represents interest earned on our cash and cash equivalents and short-term investments offset by interest expense on long-term debt and capital leases. Net interest income was approximately $17,000 in the three months ended March 31, 2000, compared to net interest expense of approximately $49,000 in the three months ended March 31, 1999. This increase was attributable to the investment of the proceeds from the sale of preferred stock in January 2000.

Liquidity and Capital Resources

         We have historically financed our operations through the sale of preferred stock, debt and capital lease financing and payments received from collaborative research agreements and a government grant. From our inception through March 31, 2000, we have raised approximately $26.9 million in net cash proceeds from the sale of preferred stock.

         We had cash, cash equivalents and short-term investments of approximately $21.7 million at March 31, 2000, compared to approximately $4.0 million at December 31, 1999. We had working capital of approximately $3.1 million at March 31, 2000, compared to a working capital deficit of approximately $3.6 million at December 31, 1999. The increase in working capital was primarily due to the issuance of convertible preferred stock offset by the recording of deferred revenue from our strategic partners in 2000.

         Our operating activities provided cash of approximately $6.5 million for the three months ended March 31, 2000, compared to a use of cash of approximately $939,000 for the three months ended March 31, 1999. The increase was due primarily to an increase in deferred revenue from collaborators.

         Our investing activities used cash of approximately $20.4 million for the three months ended March 31, 2000, compared to approximately $4.9 million for the three months ended March 31, 1999. Investing activities consist primarily of additions to property and equipment and net purchases of short-term investments. We expect to continue to make significant investments in the purchase of property, equipment and facilities to support our expanding operations. A portion of our cash may be used to acquire or invest in complementary businesses, products or technologies, or to obtain the right to use such complementary technologies.

         Our financing activities provided cash of approximately $14.3 million for the three months ended March 31, 2000, compared to approximately $6.0 million for the three months ended March 31, 1999. The activity in both periods consisted primarily of proceeds from the sale of preferred stock.

         On May 10, 2000, the Company completed an initial public offering in which it sold 6,000,000 shares of common stock at $7.00 per share for net proceeds of approximately $37.9 million, net of underwriting discounts, commissions and other offering costs. On May 31, 2000, the underwriters exercised an over-allotment option to purchase an additional 750,000 shares resulting in net proceeds of approximately $4.9 million.

        Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. We believe that our existing cash and investment securities and anticipated cash flow from existing collaborations together with the net proceeds from our initial public offering will be sufficient to support our current operating plan for at least the two years following our initial public offering in May 2000. We have based this estimate on assumptions that may prove to be wrong. It is possible that we may seek additional funding within this time frame. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available or, even if available, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results. Our future capital requirements will depend on many factors, including:

        .    the number, breadth and progress of our research programs;

        . the achievement of the milestones under certain of our existing strategic alliances;

        . our ability to establish additional and maintain current and additional strategic alliances;

        . our strategic partners' success in commercializing products developed under our strategic alliances;

        . our success in commercializing products to which we have retained the rights under our strategic alliances;

        . the costs incurred in enforcing and defending our patent claims and other intellectual property rights; and

        . the costs and timing of obtaining regulatory approvals for any of our products.

FORWARD-LOOKING STATEMENTS

         This report may contain forward-looking statements, including statements regarding:

         .   our ability to successfully develop our GeneFunction Factory and other technologies;
         .   our ability to industrialize the process of gene function discovery and generate information enabling the development of novel products for four major sectors of the global economy: nutrition, crop production, industrial products and human health;
         .   product development;
         .   our strategy;
         .   sufficiency of our cash resources;
         .   anticipated increases in our revenues and timing of revenues from strategic alliances;
         .   our intended use of the proceeds from our initial public offering and other financial resources;
         .   our research and development and other expenses; and
         .   our operational and legal risks.

Such statements are based on management's current expectations and are subject to a number of risks, factors and uncertainties that may cause actual results, events and performance to differ materially from those referred to in the forward-looking statements. These risks include, but are not limited to, our early stage of development, history of net losses, technological and product development uncertainties, reliance on research collaborations, uncertainty of additional funding and ability to protect our patents and proprietary rights. These and other risks are discussed in Part II, Item 5 of this report, titled "Other Information - Risk Factors," as well as in our registration statement on Form S-1 (Registration No. 333-30758) filed with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Paradigm was not exposed to material market risks associated with activities in derivative financial instruments, other financial instruments or commodity instruments as of the end of its most recent fiscal quarter.

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

         (a)      Not applicable.

         (b)      Not applicable.

         (c) During the quarter ended March 31, 2000, we sold the following securities that were not registered under the Securities Act of 1933, as amended:

         .   On January 19, 2000, we issued warrants to purchase an aggregate of
         60,000 shares of common stock at an exercise price of $5.00 per share to one investor; and

         .   On January 21, 2000, we sold and issued a total of 3,000,000 shares of Series C Convertible Preferred Stock for $5.00 per share to five investors in a private placement. Upon the consummation of our initial public offering on May 10, 2000, each share of Series C Convertible Preferred Stock was converted into one share of our common stock;

         During the quarter ended March 31, 2000, we granted options to purchase 444,263 shares of our common stock to directors, officers, employees and consultants under our 1998 Stock Option plan. During the quarter ended March 31, 2000, directors, officers, employees and consultants exercised options for 335,184 shares of common stock.

         The issuance and sale of the above securities that were not registered under the Securities Act were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2), Regulation D or Rule 701 promulgated thereunder.

         (d) On May 5, 2000, in connection with our initial public offering, the Securities and Exchange Commission declared a Registration Statement on Form S-1 (No.333-30758) effective that registered 6,900,000 shares of our common stock. The managing underwriters were Chase Securities Inc., J.P. Morgan Securities Inc., Pacific Growth Equities, Inc. and Stephens Inc. On May 10, 2000, we sold 6,000,000 of such shares of our common stock at an initial public offering price of $7.00 per share, generating gross offering proceeds of $42.0 million. After deducting $2.45 million in underwriting discounts and approximately $1.7 million in other related expenses, the net proceeds to the Company were approximately $37.9 million. On May 31, 2000, we sold an additional 750,000 shares of common stock at the initial public offering price of $7.00 per share pursuant to the exercise by the underwriters of their over-allotment option with respect to such shares, generating additional gross offering proceeds of $5.25 million. After deducting $367,500 in underwriting discounts, the additional net proceeds to the Company from the over-allotment were approximately $4.9 million.

         The proceeds from our initial public offering have been invested in money market funds. We intend to use the net proceeds for research and development, acquisitions of plant and equipment, development of our physical infrastructure and general corporate purposes, including the possible acquisition of or investment in complementary businesses, products or technologies. We are currently considering the specific uses and allocations of these funds.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         On March 10, 2000 the sole stockholder of the Company, Paradigm Genetics, Inc., a North Carolina corporation ("Paradigm North Carolina"), acted by written consent in lieu of a special meeting to (i) adopt a plan and agreement of merger, pursuant to which Paradigm North Carolina would reincorporate as a Delaware corporation by merging into the Company, with the Company being the surviving corporation and (ii) adopt the 2000 Employee, Director and Consultant Stock Option Plan. On March 21, 2000, Paradigm North Carolina, the Company's predecessor, held a special meeting of its stockholders to approve (i) the reincorporation (the "Proposal One"), (ii) the increase in the number of shares reserved for issuance under the 1998 Stock Option Plan from 2,515,000 shares to 4,015,000 shares ("Proposal Two") and (iii) the 2000 Employee, Director and Consultant Stock Option Plan ("Proposal

Three"). A total of (i) 18,176,438 shares voted in favor of Proposal One, with no shares voted against or abstaining, (ii) 17,341,235 shares voted in favor of Proposal Two, with 827,272 shares voting against and 7,931 shares abstaining, and (iii) 17,341,235 shares voted in favor of Proposal Three, with 827,272 shares voting against and 7,931 shares abstaining. There were no broker non-votes. The reincorporation occurred on April 7, 2000. At that time, the stockholders of Paradigm North Carolina became the stockholders of the Company.

Item 5.  Other Information - Risk Factors

We have a history of net losses. We will continue to incur net losses that may depress our stock price.

         We have incurred net losses in each year since our inception and expect these losses to continue. We experienced a net loss of approximately $4.8 million for the quarter ended March 31, 2000. As of March 31, 2000, we had an accumulated deficit of approximately $26.1 million. To date, we have derived all of our revenues from only one strategic alliance and a government grant. We expect to derive revenue in the foreseeable future principally from strategic alliances. We expect to spend a significant amount of capital to fund research and development and enhance our core technologies, including our GeneFunction Factory. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenues to become profitable. We cannot predict when, if ever, we will become profitable.

We may never become profitable if we and our strategic partners are unable to develop or commercialize our technologies into products.

         We have no experience in manufacturing and marketing products, and we currently do not have the resources or capability to manufacture products on a commercial scale. In order for us to commercialize our products on our own, we would need to develop, or obtain through outsourcing arrangements or through acquisitions, the capability to manufacture, market and sell products. Since we do not currently possess the resources necessary to develop and commercialize potential products ourselves, we must enter into strategic alliances to develop and commercialize products.

         We have entered into only two strategic alliances, with Bayer and Pharmacia, to fund the development of certain new products, including herbicides and plants with improved nutritional and growth characteristics. To date, we have derived substantially all of our revenues from the Bayer collaborative research and development agreement. If we are unable to successfully achieve milestones or our strategic partners fail to develop successful products, we will not earn the revenues contemplated under such collaborative agreements. In addition, we may not be able to enter into additional strategic alliances. We do not control the resources that our strategic partners devote to our projects and our strategic partners may not perform their obligations. Also, we may pursue opportunities in fields that conflict with our strategic partners or in which our strategic partners could become active competitors. In either case, we may not be able to commercialize our products.

We may need additional financing, which may not be available, and any financings may dilute the percentage ownership of our existing stockholders, cause us to relinquish rights to our technologies or cause us to grant licenses on unfavorable terms.

         Our existing capital resources may not be sufficient to fund our future operating plans and we may therefore need to raise significant additional capital. We have expended significant resources in developing our GeneFunction Factory and expect our capital expenditures and operating expenses to increase over the next several years as we continue developing the GeneFunction Factory and increase our research and development activities. The amount of additional capital which we expect we will need to raise will depend on many factors, including:

         .  the number, breadth and progress of our research programs;
         . the achievement of the milestones under certain of our existing strategic alliances;
         . our ability to establish additional and maintain current and additional strategic alliances;
         . our strategic partners' success in commercializing products developed under our strategic alliances;
         . our success in commercializing products to which we have retained the rights under our strategic alliances;
         . the costs incurred in enforcing and defending our patent claims and other intellectual property rights; and
         . the costs and timing of obtaining regulatory approvals for any of our products.

         We may need to raise additional capital through public or private equity offerings, debt financings or additional strategic alliances and licensing arrangements. We may not be able to find additional financing when we need it or on terms favorable to our stockholders or us. If we raise additional capital by issuing equity securities, such an issuance will reduce the percentage ownership of existing stockholders. Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock. If we raise additional funds through strategic alliances and licensing arrangements, we may be required to relinquish rights to certain of our technologies or product candidates, or to grant licenses on unfavorable terms.

If we lose our key personnel or are unable to attract and retain additional personnel, our operations could be disrupted and our revenues could decrease.

         Our success depends on the continued services and on the performance of our senior management and scientific staff, in particular John Ryals, Ph.D., our Chief Executive Officer and President. The loss of the services of Dr. Ryals or any of our other senior management or scientific staff could seriously impair our ability to operate and achieve our objectives, which could reduce our revenues. We have $2 million of key man life insurance on Dr. Ryals. This amount may not be sufficient to compensate us for the loss of his services. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success.

         In order to achieve our business objectives, we must identify, attract, train and motivate additional personnel with expertise in specific industries and areas applicable to the products developed through our technologies. We compete intensely for these personnel and we may be unable to achieve our personnel goals. Our failure to achieve any of these goals could seriously limit our ability to improve our operations and financial results.

If we were successfully sued for product liability, we could face substantial liabilities that exceed our resources.

         We may be held liable if any product we develop, or any product which is made using our technologies, causes injury or is found unsuitable during product testing, manufacturing, marketing, sale or use. For example, a genetically modified food could, after it is sold, be found to cause illness in individuals who eat the food. Also, like other pharmaceutical products, those produced through genetically modified plants could be found to cause illness. These risks are inherent in the development of chemical, agricultural and pharmaceutical products. We currently do not have product liability insurance. If we choose to obtain product liability insurance but cannot obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims, the commercialization of products that we or our strategic partners develop may be prevented or inhibited. If we are sued for any injury caused by our products, our liability could exceed our total assets.

If we do not compete effectively, our losses could increase.

         Our technology platform for the industrialization of gene function determination faces competition from functional genomics technologies, which are computer hardware and software technologies that researchers use to help them identify the role that specific genes play within organisms, created by others, including Exelixis, Inc., CuraGen Corporation, Rosetta Inpharmatics, Inc. and Large Scale Biology Corporation (formerly known as Biosource Technologies, Inc.). We expect competition to intensify in genomics research as scientists achieve technology advances that become widely known. Genomic technologies have undergone and are expected to continue to undergo rapid and significant change. Our future success will depend in large part on maintaining a competitive position in the genomics field, and particularly in the functional genomics field. We or others may make rapid technological developments which may result in products or technologies becoming obsolete before we recover the expenses we incur in connection with our development. We or our strategic partners may offer products which could be made obsolete by less expensive or more effective crop enhancement, nutrition enhancement, drug discovery and industrial product development technologies, including technologies that may be unrelated to genomics. We may not be able to enhance our technology in ways necessary to compete successfully with newly emerging technologies.

         Any products that we may develop alone or in collaboration with others will compete in highly competitive markets. In the specific markets in which we apply or intend to apply our technology platform, we face competition from plant genomics, pharmaceutical, agrochemical and biotechnology companies. Many of our existing and potential competitors have substantially greater financial resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than we do. Many of these competitors have achieved substantial market penetration in the crop production, nutrition, human health and industrial products markets.

         Our exclusive use of plant and fungal model organisms may limit our ability to compete in the human health market and the industrial products markets. We believe that our ability to compete in the human health market may depend on the degree to which information we develop on plant and fungal gene and pathway functions may relate to human physiology. Competing companies who use model organisms with greater similarities to human genes, such as mice, as well as companies that do direct studies of human populations, may have a substantial advantage in developing products for humans.

If we are not able to adequately acquire and protect patents and licenses, we may not be able to operate our business and remain competitive.

         Our business and competitive position will depend in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies and products in the United States and other countries. As of June 14, 2000, we had 34 U.S. patent applications and 1 international patent application pending covering our technology. We hold no issued patents and we may never receive patents on our applications in the United States or other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries.

         Third parties have filed, and in the future are likely to file, patent applications covering genes and gene function that we have developed or may develop or technology upon which our technology platform depends. If patent offices issue patents on these patent applications and we wish to use the claimed genes, gene functions or technology, we would need to obtain a license from the third party. However, we might not be able to obtain any such license on commercially favorable terms, if at all, and if we do not obtain these licenses, we might be prevented from using certain technologies or taking certain products to market.

         The patent positions of biopharmaceutical and biotechnology companies, including our patent position, are generally uncertain and involve complex legal and factual questions. Patent law relating to the scope of claiming the technology field in which we operate is still evolving. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We will apply for patents covering both our technologies and products, as we deem appropriate. However, other companies may challenge these applications and governments may not issue patents we request. Any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patented technologies. In addition, our patents may be challenged, invalidated or fail to provide us with any competitive advantages.

         We rely upon trade secret protection for our confidential and proprietary information. We have taken security measures to protect our proprietary information. These measures may not provide adequate protection for our trade secrets or other proprietary information. Even though we seek to protect our proprietary information by entering into confidentiality agreements with employees, strategic partners and consultants, people may still disclose our proprietary information, and we might not be able to meaningfully protect our trade secrets.

If third parties make or file claims of intellectual property infringement against us or otherwise seek to establish their intellectual property rights, we may have to spend time and money in response and shut down some of our operations.

         Third parties may claim that we are employing their proprietary technology without authorization or that we are infringing their patents. We could incur substantial costs and diversion of management and technical personnel in defending ourselves against any of these claims. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief which could effectively block our ability to further develop, commercialize and sell products. In the event of a successful claim of infringement, courts may order us to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing available products.

We are an early stage company using unproven technologies and, as a result, we may never achieve, or be able to maintain, profitability.

         You should evaluate us in light of the uncertainties affecting an early stage biotechnology company. Our GeneFunction Factory is still in the early stages of development. We have not yet proven that determining the function of a gene in commercially significant target organisms will enable us to develop commercial products.

If adverse public reaction limits the acceptance of genetically modified products, demand for any products that we or our collaborators may develop may decrease.

         The commercial success of our product candidates will depend in part on public acceptance of the use of genetically modified products, including drugs, plants and plant products. Claims that genetically modified products are unsafe for consumption or pose a danger to the environment may influence public attitudes. Any genetically modified products that our collaborators or we may develop may not gain public acceptance. Due to public reaction in both the United States and Europe, some food manufacturers and restaurants have already decided not to sell food that has been genetically altered. If this continues or increases, this could cause a decrease in demand for products that we or our collaborators may develop.

Any products that we or our strategic partners develop using the gene function information we provide may be subject to a lengthy and uncertain government regulatory process that may not result in the necessary approvals, may delay the commercialization of these products or may be costly, any of which could reduce our revenues.

         Any new product that we or our strategic partners develop will likely undergo extensive regulatory review process in the United States by the FDA and the USDA and by regulators in other countries before it can be marketed or sold. For example, in the United States, the FDA must approve any drug or biologic product before it can be marketed in the U.S. This regulatory review process can take many years and require substantial expense. Adverse publicity could lead to greater regulation and trade restrictions on imports and exports of genetically modified products. Changes in the policies of U.S. and foreign regulatory bodies could increase the time required to obtain regulatory approval for each new product.

         Our efforts to date have been primarily limited to identifying targets. If regulators approve any products that we or our strategic partners develop, the approval may impose limitations on the uses for which a product may be marketed. Regulators may continue to review a product after approving it for marketing to the public. Regulators may impose restrictions and sanctions, including banning the continued sale of the product, if they discover problems with the product or its manufacturer.

We may face a financial liability arising out of a possible violation of the Securities Act of 1933 in connection with e-mails sent to all of our employees regarding participation in our directed share program.

         As part of our initial public offering, we sold 480,000 shares of our common stock at the initial public offering price to certain directors, employees, business associates and related persons associated with us. On February 28 and March 13, 2000, we sent e-mail messages with respect to the proposed directed share program to all of our employees setting forth procedural aspects for participating in the directed share program and informing them about the administration of the program and that their friends and families might have an opportunity to participate in the proposed program. No person who received either e-mail should rely on it in any manner in making a decision whether to purchase shares of our common stock. We did not deliver a preliminary prospectus prior to distribution of the e-mails, and each e-mail may constitute a non-conforming prospectus under the Securities Act of 1933. As a result, we may have a contingent liability under the Securities Act of 1933. Any liability would depend upon the number of shares of our common stock purchased by the recipients of the e-mails. The recipients of the e-mails who purchased shares of our common stock in our initial public offering may have a right for a period of one year from the date of the purchase to obtain recovery of the consideration paid in connection with their purchase of shares of our common stock or, if they had already sold the stock, sue us for damages resulting from their purchase of shares of our common stock. If any liability is asserted with respect to either e-mail, we will vigorously contest the matter. However, if a violation of the Securities Act were deemed to apply to the entire allocation of 480,000 shares in the directed share program, our damages could total up to approximately $3.4 million (or less if only the recipients of the e-mails were awarded damages) plus interest based on the initial public offering price of $7.00 per share. If this occurs, our financial condition would be adversely affected.

Our management will have broad discretion as to the use of proceeds from our initial public offering and may spend the proceeds in ways with which you may not agree.

         Our management will have broad discretion over the use of proceeds from our initial public offering. We currently intend to use the proceeds for research and development and general corporate purposes. Our management may allocate the net proceeds among these purposes as it determines is necessary. In addition, market factors may require our management to allocate all or portions of the net proceeds for other purposes. Management may not use the proceeds in a manner in which you approve.

Our stock price may be extremely volatile.

         The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies, particularly life science companies, have been highly volatile. Our common stock began public trading in May 2000. We believe the trading price of our common stock will remain highly volatile and may fluctuate substantially.

If our results of operations fluctuate and quarterly results are lower than the expectations of securities analysts, then the price of our common stock could fall.

         Our operating results historically have fluctuated on a quarterly basis and are likely to continue to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Some of the factors, which could cause our operating results to fluctuate, include:

         . expiration of research contracts with strategic partners, which may not be renewed or replaced;
         . the success rate of our discovery efforts leading to milestones and royalties;
         . the timing and willingness of strategic partners to commercialize our products which would result in royalties; and
         . general and industry specific economic conditions, which may affect our strategic partners' research and development expenditures.

         A large portion of our expenses, including expenses for facilities, equipment and personnel are relatively fixed. Accordingly, if revenues decline or do not grow as anticipated due to expiration of research contracts or government research grants, failure to obtain new contracts or other factors, we may not be able to correspondingly reduce our operating expenses. In addition, we plan to significantly increase operating expenses in 2000. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

         Our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price would likely decline.

If our stockholders sell substantial amounts of our common stock, the market price of our common stock may fall.

         The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of June 14, 2000, there were 25,712,372 shares of common stock outstanding. All of the 6,750,000 shares sold in our initial public offering are freely transferable without restriction or further registration under the Securities Act, except for shares purchased by our "affiliates," as defined in Rule 144 of the Securities Act, and except for shares that are subject to 180-day lock-up agreements providing that the stockholders will not offer, sell, pledge or otherwise dispose of their shares prior to November 1, 2000 without the prior written consent of Chase Securities Inc. The remaining shares of common stock outstanding will be "restricted securities" as defined in Rule 144. Holders of these shares may sell them in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

Anti-takeover provisions of Delaware law and our charter could make a third-party acquisition of us difficult.

         The anti-takeover provisions of Delaware law could make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to stockholders. We will be subject to the provisions of Section 203 of the General Corporation Law of Delaware. Section 203 will prohibit us from engaging in certain business combinations, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent someone from acquiring or merging with us. In addition, our restated certificate of incorporation and amended and restated by-laws contain certain provisions that may make a third party acquisition of us difficult, including:

         . a classified board of directors, with three classes of directors each serving a staggered three-year term;
         . the ability of the board of directors to issue preferred stock; and . the inability of our stockholders to call a special meeting or act by written consent.

Some of our existing stockholders can exert control over us, and may not make decisions that are in the best interests of all stockholders.

         Due to their combined stock holdings, our officers, directors and stockholders who beneficially own more than five percent of our common stock, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements, which we would not otherwise consider.

Future issuances of preferred stock may dilute the rights of our common stockholders.

         Our board of directors will have the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, privileges and other terms of these shares. The board of directors may exercise this authority without the approval of the stockholders. The rights of the holders of any preferred stock that we may issue in the future may adversely affect the rights of holders of our common stock.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

Exhibit 2.1 Plan and Agreement of Merger between Paradigm Genetics, Inc., a North Carolina corporation and Paradigm Genetics, Inc., a Delaware corporation (Filed as Exhibit 2.1 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 3.1 Restated Certificate of Incorporation (Filed as Exhibit 3.2 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 3.2 Amended and Restated Bylaws (Filed as Exhibit 3.4 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 4.1 Form of Common Stock Certificate (Filed as Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.1 Amended and Restated Registration Rights Agreement, dated January 21, 2000, between the Registrant and certain Founders and Investors (Filed as Exhibit 10.6 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.2 First Amendment to the Amended and Restated Registration Rights Agreement between the Registrant and certain Investors and Founders (Filed as Exhibit 10.6.1 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.3 Tenant Certificate and Agreement, and January 11, 2000, between the Registrant and ING Investment Management LLC (Filed as Exhibit 10.29 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.4 2000 Employee, Director and Consultant Stock Option Plan (Filed as Exhibit 10.48 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.5 2000 Employee Stock Purchase Plan (Filed as Exhibit 10.49 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.6 Warrant to Purchase Common Stock, dated January 19, 2000, issued by the Registrant to ARE-104 Alexander Road LLC, and Escrow Agreement (Filed as Exhibit 10.45 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 27.1      Financial Data Schedule

Exhibit 27.2      Financial Data Schedule

         (b)      Reports on Form 8-K

Paradigm filed no reports on Form 8-K during the quarter ended March 31, 2000.

                            PARADIGM GENETICS, INC.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PARADIGM GENETICS, INC.


DATE: June 19, 2000                  SIGNATURE: /s/ Ian A.W. Howes
                                               ----------------------------
                                                   Ian A.W. Howes
                                                   Chief Financial Officer and
                                                   Vice President of Finance
                                                   and Operations (chief
                                                   accounting officer)

                                 EXHIBIT INDEX


Exhibit 2.1 Plan and Agreement of Merger between Paradigm Genetics, Inc., a North Carolina corporation and Paradigm Genetics, Inc., a Delaware corporation (Filed as Exhibit 2.1 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 3.1 Restated Certificate of Incorporation (Filed as Exhibit 3.2 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).


Exhibit 3.2 Amended and Restated Bylaws (Filed as Exhibit 3.4 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 4.1 Form of Common Stock Certificate (Filed as Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.1 Amended and Restated Registration Rights Agreement, dated January 21, 2000, between the Registrant and certain Founders and Investors (Filed as Exhibit 10.6 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.2 First Amendment to the Amended and Restated Registration Rights Agreement between the Registrant and certain Investors and Founders (Filed as Exhibit 10.6.1 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.3 Tenant Certificate and Agreement, and January 11, 2000, between the Registrant and ING Investment Management LLC (Filed as Exhibit 10.29 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.4 2000 Employee, Director and Consultant Stock Option Plan (Filed as Exhibit 10.48 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.5 2000 Employee Stock Purchase Plan (Filed as Exhibit 10.49 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.6 Warrant to Purchase Common Stock, dated January 19, 2000, issued by the Registrant to ARE-104 Alexander Road LLC, and Escrow Agreement (Filed as Exhibit 10.45 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 27.1      Financial Data Schedule

Exhibit 27.2      Financial Data Schedule