Form 10-Q/A
period 2000-03-31
PARADIGM GENETICS INC
filed 2000-07-27
CIK 1057217

                                  FORM 10-Q/A

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

                               EXPLANATORY NOTE

On June 15, 2000, Paradigm Genetics, Inc. (the "Company") announced its financial results for the first quarter ended March 31, 2000. In that announcement, Paradigm reported a net loss per common share of $3.11, which reflected a beneficial conversion feature charge of $2.22 per share. For informational purposes, Paradigm also announced that its net loss per common share would have been $0.89 if the beneficial conversion feature had not been reflected. On June 19, 2000, Paradigm filed with the Securities and Exchange Commission a Report on Form 10-Q for the same quarter. In the 10-Q, Paradigm reported a net loss per share attributable to shareholders of $0.89, which did not reflect the beneficial conversion feature. This Amendment No. 1 to the Report on Form 10-Q for the quarter ended March 31, 2000 is being filed in order to reflect the net loss per common share of $3.11 for that period, which does reflect the beneficial conversion feature.

                            PARADIGM GENETICS, INC.

                                     INDEX

                                                                                      Page
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Balance Sheets - March 31, 2000 and December 31, 1999................ 3

         Condensed Statements of Operations - Three months ended
           March 31, 2000 and 1999...................................................... 5

         Condensed Statements of Cash Flows - Three months ended
           March 31, 2000 and 1999...................................................... 6

         Notes to Condensed Financial Statements........................................ 7

Item 6.  Exhibits and Reports on Form 8-K............................................... 9

Signature...............................................................................10

Exhibit Index...........................................................................11

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

                            PARADIGM GENETICS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                               Three Months Ended
                                                                                     March 31,
                                                                       --------------------------------------
                                                                                2000                   1999
                                                                       ---------------        ---------------
Revenues:
     Collaborative research agreements.........................             $468,220               $320,069
     Grant revenues............................................              125,001                 12,294
                                                                       ---------------        ---------------
           Total revenues......................................              593,221                332,363
                                                                       ---------------        ---------------

Operating expenses:
     Research and development (excludes $102,352 and
      $1,705, of stock based compensation expense for the
      three months ended March 31, 2000 and
      March 31, 1999, respectively)............................            3,000,367              1,573,111

     Selling, general and administrative (excludes $247,630
      and $366, of stock based compensation expense for the
      three months ended March 31, 2000 and
      March 31, 1999, respectively)............................            2,036,263                748,641

     Stock based compensation expense..........................              349,982                  2,071
                                                                       ---------------        ---------------

           Total operating expenses............................            5,386,612              2,323,823
                                                                       ---------------        ---------------

Loss from operations...........................................           (4,793,391)            (1,991,460)
                                                                       ---------------        ---------------

Interest income (expense), net:
     Interest income...........................................              296,993                 40,295
     Interest expense..........................................              279,875                 89,392
                                                                       ---------------        ---------------
     Interest income (expense), net............................               17,118                (49,097)
                                                                       ---------------        ---------------

Net loss.......................................................          $(4,776,273)           $(2,040,557)
                                                                       ===============        ===============

Beneficial conversion feature of Series C Preferred Stock......          (12,000,000)                    --

Net loss attributable  to common stockholders..................         $(16,776,273)           $(2,040,557)
                                                                       ===============        ===============


Net loss per share attributable to common stockholders -
   basic and diluted...................................                       $(3.11)                $(0.54)

Weighted average common shares outstanding - basic and
   diluted.............................................                    5,394,915              3,750,558

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

                          PART II.  OTHER INFORMATION

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

*  Exhibit 27.1   Financial Data Schedule

** Exhibit 27.2   Financial Data Schedule

----------------
*  Previously filed
** Replaces previously filed exhibit

         (b)      Reports on Form 8-K

Paradigm filed no reports on Form 8-K during the quarter ended March 31, 2000.

                            PARADIGM GENETICS, INC.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Report on Form 10-Q for the quarter ended March 31, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PARADIGM GENETICS, INC.


DATE: July 27, 2000                  SIGNATURE: /s/ Ian A.W. Howes
                                               ----------------------------
                                                   Ian A.W. Howes
                                                   Chief Financial Officer and
                                                   Vice President of Finance
                                                   and Operations (chief
                                                   accounting officer)

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

*  Exhibit 27.1   Financial Data Schedule

** Exhibit 27.2   Financial Data Schedule

----------------
*  Previously filed
** Replaces previously filed exhibit