Form 10-Q
period 2000-06-30
PARADIGM GENETICS INC
filed 2000-08-03
CIK 1057217

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  (Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
              1934 For the quarterly period ended: June 30, 2000.

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

                  Yes [X] No   [_]

Indicate the number of shares outstanding of each of the Issuer's classes of Common Stock, as of the latest practicable date.

Title of each class
Common stock $.01 par value
Shares outstanding on August 3,
2000......................................................25,712,830

                                     INDEX

                                                                                        Page
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Balance Sheets - June 30, 2000 (unaudited) and December 31, 1999......  3

         Condensed Statements of Operations - Three and Six months ended
           June 30, 2000 and 1999 (unaudited)............................................  5

         Condensed Statements of Cash Flows - Six months ended
           June 30, 2000 and 1999 (unaudited)............................................  6

         Notes to Condensed Financial Statements.........................................  7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations........................................................... 12

Item 3   Quantitative and Qualitative Disclosures About Market Risk...................... 16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................................... 17

Item 2.  Changes in Securities and Use of Proceeds....................................... 17

Item 3.  Defaults Upon Senior Securities................................................. 17

Item 4.  Submission of Matters to a Vote of Security Holders............................. 17

Item 5   Other Information - Risk Factors................................................ 18

Item 6.  Exhibits and Reports on Form 8-K................................................ 24

Signature................................................................................ 26

Exhibit Index............................................................................ 27

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  PARADIGM GENETICS, INC.
                 CONDENSED BALANCE SHEETS


                                                               June 30,           December 31,
                                                                 2000                 1999
                                                            ------------------------------------
                                                             (unaudited)
ASSETS

Current Assets:
          Cash and cash equivalents                            $23,263,888           $   468,342
          Short-term investments                                31,341,452             3,488,108
          Accounts receivable                                      469,423               256,844
          Prepaid expenses                                         919,150             1,157,851
                                                            ------------------------------------
               Total current assets                             55,993,913             5,371,145

Property and equipment, net                                     14,567,646             8,816,665

Other assets, net                                                  446,991                37,494
Long term investments                                            2,002,189                    --
                                                            ------------------------------------

               Total assets                                    $73,010,739           $14,225,304
                                                            ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
          Accounts payable                                     $   689,815           $ 1,327,423
          Accrued liabilities                                      807,577               571,184
          Deferred revenue                                      16,344,046             5,825,237
          Long-term debt -- current portion                      1,697,405             1,182,456
          Capital lease obligation - current portion               105,315               100,075
                                                            ------------------------------------

               Total current liabilities                        19,644,158             9,006,375

Long-term debt, net of current portion                           6,817,431             7,823,780
Capital lease obligation, net of current portion                   168,849               222,850
                                                            ------------------------------------
               Total liabilities                                26,630,438            17,053,005
                                                            ------------------------------------

Stockholder's equity (deficit):

Convertible preferred stock, $0.01 par value; 5,000,000 and 15,000,000 shares authorized as of June 30, 2000 and December 31, 1999, respectively:
          Series A Convertible Preferred Stock, 8,000,000 shares designated; -0- and
          7,562,500 shares issued and outstanding as of June 30, 2000 and December
          31, 1999, respectively                                                                      --      5,950,899

          Series B Convertible Preferred Stock; 2,790,698 shares designated; -0- and
          2,790,698 shares issued and outstanding as of June 30, 2000 and December
          31, 1999, respectively                                                                      --      5,967,819

Common Stock, $.01 par value; 50,000,000 shares authorized; 25,712,830 and 5,224,257
shares issued and outstanding as of June 30, 2000 and December 31, 1999, respectively            257,128         52,242
Additional paid-in capital                                                                    75,092,372      3,529,452
Deferred compensation                                                                         (4,256,170)    (3,165,430)
Accumulated deficit                                                                          (24,713,029)   (15,162,683)
                                                                                          -----------------------------

               Total stockholder's equity (deficit)                                           46,380,301     (2,827,701)
                                                                                          -----------------------------


               Total liabilities and stockholders' equity (deficit)                         $ 73,010,739   $ 14,225,304
                                                                                          =============================


The accompanying notes are an integral part of these condensed financial statements.

                            PARADIGM GENETICS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                   Three Months Ended            Six Months Ended
                                                                         June 30,                     June 30,
                                                                   2000           1999           2000          1999
                                                              --------------------------------------------------------
Revenues:
     Collaborative research agreements                          $ 1,570,870   $   320,069   $  2,039,090   $   640,137
     Grant revenues                                                 125,001        12,294        250,002        24,588
                                                              --------------------------------------------------------
          Total revenues                                          1,695,871       332,363      2,289,092       664,725
                                                              --------------------------------------------------------

Operating expenses:

     Research and development (excludes $115,783 and $3,553
     of stock based compensation expense for the three
     months ended June 30, 2000 and June 30, 1999,
     respectively, and excludes $218,135 and $5,258 of stock
     based compensation expense for the six months ended
     June 30, 2000 and June 30, 1999, respectively;)              4,166,011     1,766,837      7,166,378     3,339,948

     Selling, general and administrative (excludes $200,776
     and $1,100 of stock based compensation expense for the
     three months ended June 30, 2000 and June 30, 1999,
     respectively, and excludes $448,406 and $1,465 of stock
     based compensation expense for the six months ended
     June 30, 2000 and June 30, 1999, respectively;)
                                                                  2,349,154       941,511      4,385,417     1,690,152

     Stock based compensation expense                               316,559         4,653        666,541         6,723
                                                              --------------------------------------------------------

          Total operating expenses                                6,831,724     2,713,001     12,218,336     5,036,823
                                                              --------------------------------------------------------

Loss from operations                                             (5,135,853)   (2,380,638)    (9,929,244)   (4,372,098)
                                                              --------------------------------------------------------

Interest income (expense):
     Interest income                                                655,392        71,500        952,385       111,795
     Interest expense                                               293,612       130,340        573,487       219,732
                                                              --------------------------------------------------------
          Interest income (expense), net                            361,780       (58,840)       378,898      (107,937)
                                                              --------------------------------------------------------

Net loss                                                         (4,774,073)   (2,439,478)    (9,550,346)   (4,480,035)

Beneficial conversion feature of Series C Preferred Stock                --            --    (12,000,000)           --

Net loss attributable to common stockholders                    $(4,774,073)  $(2,439,478)  $(21,550,346)  $(4,480,035)
                                                              ========================================================

Net loss per share attributable to common stockholders -        $     (0.29)  $     (0.63)  $      (1.95)  $     (1.18)
basic and diluted

Weighted average common shares outstanding - basic and diluted   16,695,667     3,861,506     11,045,178     3,806,338

   The accompanying notes are an integral part of these condensed financial statements

                            PARADIGM GENETICS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                   Six Months Ended June 30,
                                                                                   2000           1999
                                                                                -----------------------------
Cash flows from operating activities:
     Net loss                                                                     $ (9,550,346)  $ (4,480,035)
     Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
          Deferred revenue                                                          10,518,809        969,862
          Depreciation and amortization                                              1,296,028        646,427
          Stock based compensation                                                     666,541          6,723

          Changes in operating assets and liabilities:
               Accounts receivable                                                    (212,579)      (231,086)
               Prepaid expenses and other assets                                       190,342       (458,036)
               Accounts payable                                                       (637,608)       256,587
               Accrued liabilities                                                     236,393        181,809
                                                                                -----------------------------

               Net cash provided by (used in) operating activities                   2,507,580     (3,107,749)
                                                                                -----------------------------

Cash flows from investing activities:
     Purchase of property and equipment                                             (7,047,009)    (2,055,853)
     Purchase of investments                                                       (65,345,172)   (13,713,695)
     Maturities of investments                                                      35,489,639     11,413,733
                                                                                -----------------------------

               Net cash used in investing activities                               (36,902,542)    (4,355,815)
                                                                                -----------------------------

Cash flows from financing activities:
     Repayments of notes payable                                                      (491,400)        (5,252)
     Borrowings under notes payable                                                         --      1,013,253
     Repayments of capital lease obligations                                           (48,761)       (44,030)
     Proceeds from issuance of convertible preferred stock, net                     14,965,192      5,967,819
     Proceeds from issuance of Common Stock, net                                    42,603,899             --
     Proceeds from exercise of stock options                                           161,578         20,928
                                                                                -----------------------------

               Net cash provided by financing activities                            57,190,508      6,952,718
                                                                                -----------------------------

Net increase in cash and cash equivalents                                           22,795,546       (510,846)
Cash and cash equivalents, beginning of period                                         468,342        970,688
                                                                                -----------------------------
Cash and cash equivalents, end of period                                          $ 23,263,888   $    459,842
                                                                                =============================

   The accompanying notes are an integral part of these condensed financial statements.

                            Paradigm Genetics, Inc.
                    Notes to Condensed Financial Statements
                                  (unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Paradigm Genetics, Inc. (the "Company" or "Paradigm") was organized on September 9, 1997 to discover the function of genes in plant and fungal organisms. The Company is industrializing the process of determining gene function by creating an assembly-line process to generate information that, it believes, will enable it to develop novel products in four major sectors of the global economy: crop production, nutrition, human health and industrial products. The Company has developed its GeneFunction Factory to simultaneously study the functions of many genes in plants and fungi. The GeneFunction Factory is designed to be an integrated, rapid, industrial-scale laboratory through which it can discover and alter genes, understand the consequences of the modifications and reliably determine the function of those genes. The Company stores and annotates gene function information in its FunctionFinder bioinformatics system. Paradigm generates revenues by licensing information mined from the data in FunctionFinder for the development of products in crop production, nutrition, human health and industrial applications. If the Company's strategic partners commercialize products resulting from this information, the Company is entitled to receive royalty payments based upon product revenues.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and
Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or for any future period. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Registration Statement on Form S-1, as amended (No. 333-30758), which was declared effective by the Securities and Exchange Commission on May 5, 2000.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Investments

The Company considers all investments in debt and equity securities purchased with a maturity of between three months and one year from the balance sheet date to be short-term investments. All investments are considered as available for sale and are carried at fair value. Unrealized gains and losses on investments are recognized as a component of other comprehensive income (loss). At June 30, 2000 and December 31, 1999, the amortized costs of the Company's investments approximated their fair value. Realized gains and losses on sales of investments are determined using the specific identification method. Realized gains and losses on sales of investments were not significant during the period ended June 30, 2000 or the year ended December 31, 1999.

                            Paradigm Genetics, Inc.
              Notes to Condensed Financial Statements (Continued)
                                  (unaudited)

Property and Equipment

Property and equipment is primarily comprised of laboratory equipment, computer equipment, furniture, and leasehold improvements which are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range from one to seven years. Expenditures for maintenance and repairs are charged to operations as incurred; major expenditures for renewals and betterments are capitalized and depreciated. Property and equipment acquired under capital leases are being depreciated over their estimated useful lives or the respective lease term, if shorter.

Other Assets

Other assets primarily consist of a deferred charge related to the warrants issued in connection with the expansion of the operating lease agreement for a new facility. This deferred charge will be amortized to rent expense over the term of the lease. Also included in other assets are deposits for building leases which will be returned to the Company upon the expiration of related leases.

Capitalized Software Costs

The Company accounts for the costs of development of software applications to be sold to or used by third parties in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." Software development costs are required to be capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, investments, accounts payable, capital lease obligations and long-term debt, at June 30, 2000 and December 31, 1999 approximated their fair value due to the short term nature of these items.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets when circumstances indicate that an event of impairment may have occurred in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets or the business to which such assets relate. Impairment is measured based on the difference between the carrying value of the related assets or businesses and the discounted future cash flows of such assets or businesses. No impairment was required to be recognized during the six months ended June 30, 2000 or the year ended December 31, 1999.

Income Taxes

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of the Company's assets and liabilities and for tax carryforwards at enacted statutory rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established where necessary to reduce deferred tax assets to the amounts expected to be realized.

                            Paradigm Genetics, Inc.
              Notes to Condensed Financial Statements (Continued)
                                  (unaudited)

Revenue Recognition

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

Research and Development

Research and development costs include expenses incurred by the Company to develop its proprietary GeneFunction Factory, perform required services under collaborative research agreements and government grants and perform research and development on internal projects. Research and development costs are expensed as incurred.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of temporary cash and short-term investments and trade receivables. The Company primarily places its temporary cash and short-term investments with high-credit quality financial institutions which invest primarily in U.S. Government securities, commercial paper of prime quality and certificates of deposit guaranteed by banks which are members of the FDIC. Cash deposits are all in financial institutions in the United States. The Company performs ongoing credit evaluations to reduce credit risk and requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation.

Comprehensive Income (Loss)

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company had no significant items of other comprehensive income during the periods ended June 30, 2000 and 1999.

Net Loss per Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB No. 98"). Basic and diluted net loss per share are computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential shares of common stock if their effect is antidilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of the preferred stock.

                            Paradigm Genetics, Inc.
              Notes to Condensed Financial Statements (Continued)
                                  (unaudited)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive for the periods indicated:

                                                     Six Months Ended
                                                          June 30,
                                                   2000           1999
                                                -------------------------
Preferred stock...........................              -      10,353,198
Options to purchase common stock..........      1,545,180       1,612,000
Warrants..................................        763,779         437,500

Segment Reporting

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company adopted SFAS 131 effective for its year ended December 31, 1998. The Company has determined that it operates in only one segment as of June 30, 2000 and 1999.

Internal Use Software

In March 1998, the Accounting Standards Executive Committee of the American Institute of Public Accountants ("AICPA"), issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP No. 98-1"), which provides guidance regarding when software developed or obtained for internal use should be capitalized. The Company adopted SOP No. 98-1 effective January 1, 1999. The Company accounts for the development of software for internal uses in accordance with SOP No. 98-1. The adoption of SOP No. 98-1 did not have a material impact on the Company's financial position or results of operations as the predominant portion of the software applications used by the Company were purchased from third parties. The Company expenses the cost of accumulating and preparing data for use in its database applications as such costs are incurred.

Recent Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company does not currently, nor does it intend in the future, to use derivative instruments and therefore does not expect that the adoption of SFAS 133 will have any impact on its financial position or the results of operations.

Note 2. Initial Public Offering

On May 10, 2000, the Company completed an initial public offering in which it sold 6,000,000 shares of common stock at $7.00 per share for net proceeds of approximately $37.7 million, net of underwriting discounts, commissions and other offering costs. Upon the closing of the offering, all the Company's convertible preferred stock converted into 13,353,198 shares of common stock. After the offering, the Company's authorized capital consisted of 50,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of preferred stock, $0.01 par value. On May 31, 2000, the underwriters exercised an over-allotment option to purchase an additional 750,000 shares resulting in net proceeds of approximately $4.9 million.

                            Paradigm Genetics, Inc.
              Notes to Condensed Financial Statements (Continued)
                                  (unaudited)

Note 3. Deferred Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value of the Company's Common Stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company's Common Stock at the grant date, the difference between the fair value of the Company's Common Stock and the exercise price is recorded as deferred compensation. The Company has recognized deferred compensation of $5,122,223 to reflect the difference between the aggregate fair market value and exercise price of all options granted with an exercise price below the fair market value of the Company's Common Stock at the date of grant. Deferred compensation is amortized to compensation expense over the vesting period of the related stock option. The Company recognized non-cash stock based compensation expense related to the amortization of deferred compensation of approximately $317,000 for the three months ended June 30, 2000, approximately $5,000 for the three months ended 1999, approximately $667,000 for the six months ended June 30, 2000, and approximately $7,000 for the six months ended June 30, 1999.

Note 4. Series C Preferred Stock - Beneficial Conversion Feature

     In January 2000, the Company sold 3,000,000 shares of Series C Preferred Stock to a group of investors for gross proceeds of $15,000,000 or $5.00 per share. The Series C Preferred Stock automatically converted into shares of the Company's common stock at a one-to-one conversion ratio upon the consummation of its initial public offering on May 10, 2000. The Company has recorded a beneficial conversion feature charge of $12,000,000 to reflect the difference between the estimated fair value of the Company's Series C Preferred Stock of $9.00 per share and the $5.00 per share sales price of these shares.

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

To date, we have generated revenues from a collaborative herbicide discovery and commercialization agreement with Bayer, a joint development and commercialization agreement with Pharmacia and a grant from the U.S. Department of Energy. The agreement with Bayer was signed in September 1998 and generated substantially all of our revenues for fiscal year 1999 and for the six months ended June 30, 2000. In November 1999, we signed a joint development and commercialization agreement with Pharmacia. This agreement began contributing to our revenues in the second quarter of fiscal year 2000.

We have incurred significant losses since our inception. As of June 30, 2000, our accumulated deficit was approximately $24.7 million and total stockholders' equity was approximately $46.4 million. Our net loss increased from approximately $4.5 million during the six months ended June 30, 1999, to approximately $9.6 million during the six months ended June 30, 2000. Operating expenses increased from approximately $5.0 million during the six months ended June 30, 1999, to approximately $12.2 million during the six months ended June 30, 2000. We expect to incur additional operating losses over at least the next two years as we continue to expand our research and development efforts on our core technologies and establish the infrastructure necessary to support our business.

Source of Revenue and Revenue Recognition Policy

Revenues are derived from collaborative research agreements with strategic partners and from government grants. Revenues related to fixed nonrefundable payments are recognized under collaborative research agreements based on progress to completion in accordance with the applicable performance requirements of each collaboration agreement. The Company earns these revenues as it meets the deliverable requirements in its collaborative research agreements. Refundable fees received under collaborative research agreements are initially deferred and recognized as revenues based on progress to completion over the term of the collaborative research agreement beginning at the date that the refund right expires, which is the date on which the related performance requirements have been met. Nonrefundable fees received at the initiation of a collaborative research agreement are deferred and recognized as revenues on a progress to completion basis over the term of the collaboration agreement with all other fixed nonrefundable payments received under the collaborative research agreements. This is required as the Company has a future performance obligation under these agreements which is met as the Company delivers the results of its gene analysis to its collaborative partners. Progress to completion under collaborative research agreements is measured based on a comparison of the number of genes analyzed and delivered to the total number of genes to be analyzed, on a contract by contract basis. The Company does not segment its collaborative research agreements for purposes of the calculation of revenues to be recognized as the Company does not meet the criteria to allow segmentation specified in the relevant authoritative accounting guidance. Milestone payments under collaborative agreements will be recognized as revenue when the applicable milestone has been achieved and such achievement has been acknowledged by the other party to the collaboration agreement. Revenues from government grants are recognized as expenses are incurred over the period of each grant. Cash received in excess of revenues recognized under collaborative agreements and government grants is recorded as deferred revenue. Payments received under the Company's collaborative research agreements and government grants are generally non-refundable regardless of the outcome of the future research and development activities to be performed by the Company under these arrangements. As of June 30, 2000 we had deferred revenues of approximately $16.3 million. We are currently recognizing revenue under Staff Accounting Bulletin 101 ("SAB 101") as issued by the Securities and Exchange Commission. The effect of any change in the Securities and Exchange Commission interpretation of SAB 101 is unknown at this point in time.

Results of Operations

Three Months Ended June 30, 2000 and 1999

Total Revenues

Revenues are comprised of amounts recognized under two collaborative research agreements and a grant from the U.S. Department of Energy. Total revenues were approximately $1.7 million for the three months ended June 30, 2000, compared to approximately $332,000 for the three months ended June 30, 1999. The increase was primarily due to an increase in throughput through our GeneFunction Factory and the successful delivery and acceptance of our second assay pursuant to our collaboration research agreement with Bayer AG, the commencement of revenue recognition under the joint development and commercialization agreement with Pharmacia and additional grant revenues. We expect revenues to increase in future quarters as we continue to increase the throughput through our GeneFunction Factory.

Research and Development Expenses

Research and development expenses consist primarily of personnel costs, facility costs, cost of supplies and depreciation of laboratory equipment. Research and development expenses were approximately $4.2 million for the three months ended June 30, 2000, compared to approximately $1.8 million for the three months ended June 30, 1999. This increase was due primarily to increased staffing, other personnel-related costs, depreciation, facilities and cost of supplies. We expect to continue to devote substantial resources to research and development. We also expect that research and development expenses will continue to increase for the forseeable future and that net losses will continue as a result.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs, facilities costs, business development costs and professional expenses, such as legal and accounting fees. Selling, general and administrative expenses were approximately $2.3 million for the three months ended June 30, 2000, compared to approximately $942,000 for the three months ended June 30, 1999. This increase was due primarily to increased personnel expenses, depreciation, business development, facilities and professional expenses. We expect that our selling, general and administrative expenses will continue to increase for the forseeable future as we expand our legal, accounting and business development staff, add infrastructure to support our growing research and development efforts and incur additional costs related to being a public company, including directors' and officers' insurance premiums, investor relations programs and continue to make commission payments related to our collaborative research agreements.

Stock Based Compensation Expense

Stock based compensation expense represents the amortization of deferred compensation related to stock options granted to employees with an exercise price below the estimated fair value of our common stock at the date of grant, as determined by our board of directors. Deferred compensation is amortized over the vesting period of the related stock options, which is generally four years. We recognized approximately $317,000 in non-cash compensation expense related to amortization of deferred compensation for the three months ended June 30, 2000, compared to approximately $4,700 for the three months ended June 30, 1999.

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

Net Interest Income (Expense)

Net interest income (expense) represents interest earned on our cash and cash equivalents and short-term investments offset by interest expense on long-term debt and capital leases. Net interest income was approximately $362,000 for the three months ended June 30, 2000, compared to net interest expense of approximately $59,000 for the three months ended June 30, 1999. This increase was attributable to the investment of the proceeds from our initial public offering in May 2000 and our sale of preferred stock in January 2000.

Six Months Ended June 30, 2000 and 1999.

Total Revenues

Revenues are comprised of amounts recognized under two collaborative research agreements and a grant from the U.S. Department of Energy. Total revenues were approximately $2.3 million for the six months ended June 30, 2000, compared to approximately $665,000 for the six months ended June 30, 1999. The increase was primarily due to an increase in throughput through our GeneFunction Factory and the successful delivery and acceptance of our first and second assays pursuant to our collaboration research agreement with Bayer AG, the commencement of revenue recognition under the joint development and commercialization agreement with Pharmacia in the second quarter of 2000 and additional grant revenues. We expect revenues to increase in future quarters as we continue to increase the throughput through our GeneFunction Factory.

Research and Development Expenses

Research and development expenses consist primarily of personnel costs, facility costs, cost of supplies and depreciation of laboratory equipment. Research and development expenses were approximately $7.2 million for the six months ended June 30, 2000, compared to approximately $3.3 million for the six months ended June 30, 1999. This increase was due primarily to increased staffing, other personnel-related costs, depreciation, facilities and cost of supplies. We expect to continue to devote substantial resources to research and development. We also expect that research and development expenses will continue to increase for the forseeable future and that net losses will continue as a result.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs, facilities costs, business development costs and professional expenses, such as legal and accounting fees. Selling, general and administrative expenses were approximately $4.4 million for the six months ended June 30, 2000, compared to approximately $1.7 million for the six months ended June 30, 1999. This increase was due primarily to increased personnel expenses, depreciation, business development, facilities and professional expenses. We expect that our selling, general and administrative expenses will continue to increase for the forseeable future as we expand our legal, accounting and business development staff, add infrastructure to support our growing research and development efforts and incur additional costs related to being a public company, including directors' and officers' insurance premiums, investor relations programs and continue to make commission payments related to our collaborative research agreements.

Stock Based Compensation Expense

Stock based compensation expense represents the amortization of deferred compensation related to stock options granted to employees with an exercise price below the estimated fair value of our common stock at the date of grant, as determined by our board of directors. Deferred compensation is amortized over the vesting period of the related stock options, which is generally four years. We recognized approximately $667,000 in non-cash compensation expense related to amortization of deferred compensation for the six months ended June 30, 2000, compared to approximately $6,700 for the six months ended June 30, 1999.

Deferred compensation for options granted to employees has been determined as the difference between the estimated fair value for financial reporting purposes of our common stock on the date the options were granted and the exercise price. Deferred compensation for options granted to consultants has been determined in accordance with Statement of Financial Accounting Standards No. 123 as the fair value of equity instruments issued. In connection with the grant of stock options to employees, we recorded deferred stock compensation of approximately $1.8 million for the six months ended June 30, 2000. These amounts were recorded as a component of stockholders' deficit and are being amortized as charges to operations over the vesting periods of the options.

Net Interest Income (Expense)

Net interest income (expense) represents interest earned on our cash and cash equivalents and short-term investments offset by interest expense on long-term debt and capital leases. Net interest income was approximately $379,000 for the six months ended June 30, 2000, compared to net interest expense of approximately $108,000 for the six months ended June 30, 1999. This increase was attributable to the investment of the proceeds from our initial public offering in May 2000 and our sale of preferred stock in January 2000.

Liquidity and Capital Resources

We have historically financed our operations through the sale of preferred stock, debt and capital lease financing, payments received from collaborative research agreements and a government grant. From our inception through June 30, 2000, we have raised approximately $26.9 million in net cash proceeds from the sale of preferred stock. On May 10, 2000 the Company completed an initial public offering in which it sold 6,000,000 shares of common stock at $7.00 per share for net proceeds of approximately $37.7 million, net of underwriting discounts, commissions and other offering costs. On May 31, 2000, the underwriters exercised an over-allotment option to purchase an additional 750,000 shares resulting in net proceeds of approximately $4.9 million.

We had cash, cash equivalents and short-term investments of approximately $54.6 million at June 30, 2000, compared to approximately $4.0 million at December 31, 1999. We had working capital of approximately $36.3 million at June 30, 2000, compared to a working capital deficit of approximately $3.6 million at December 31, 1999. The increase in working capital was primarily due to the completion of our initial public offering in May, 2000, the issuance of convertible preferred stock and deferred revenue from our strategic partners.

Our operating activities provided cash of approximately $2.5 million for the six months ended June 30, 2000, compared to a use of cash of approximately $3.1 million for the six months ended June 30, 1999. The increase was due primarily to an increase in deferred revenue from strategic partners offset by an increase in the net loss for the period.

Our investing activities used cash of approximately $36.9 million for the six months ended June 30, 2000, compared to approximately $4.4 million for the six months ended June 30, 1999. Investing activities consist primarily of additions to property and equipment and net purchases of short-term investments. We expect to continue to make significant investments in the purchase of property, equipment and facilities to support our expanding operations. A portion of our cash may be used to acquire or invest in complementary businesses, products or technologies, or to obtain the right to use such complementary technologies.

Our financing activities provided cash of approximately $57.2 million for the six months ended June 30, 2000, compared to approximately $7.0 million for the six months ended June 30, 1999. The increase in cash provided by financing activities primarily relates to our initial public offering in May 2000.

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

Item 2.  Changes in Securities and Use of Proceeds

        (a)    Not applicable.

        (b)    Not applicable.

        (c) During the quarter ended June 30, 2000, we sold the following securities that were not registered under the Securities Act of 1933, as amended:

        During the quarter ended June 30, 2000, we granted options to purchase 61,996 shares of our common stock to directors, officers, employees and consultants under our 2000 Stock Option plan. During the quarter ended June 30, 2000, directors, officers, employees and consultants exercised options for 50,608 shares of common.

        The issuance and sale of the above securities that were not registered under the Securities Act were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2), Regulation D or Rule 701 promulgated thereunder.

        (d) On May 5, 2000, in connection with our initial public offering, the Securities and Exchange Commission declared a Registration Statement on Form S-1 (No. 333-30758) effective that registered 6,900,000 shares of our common stock. The managing underwriters were Chase Securities Inc., J.P. Morgan Securities Inc., Pacific Growth Equities, Inc. and Stephens Inc. On May 10, 2000, we sold 6,000,000 of such shares of our common stock at an initial public offering price of $7.00 per share, generating gross offering proceeds of $42.0 million. After deducting $2.45 million in underwriting discounts and approximately $1.8 million in other related expenses, the net proceeds to the Company were approximately $37.7 million. On May 31, 2000, we sold an additional 750,000 shares of common stock at the initial public offering price of $7.00 per share pursuant to the exercise by the underwriters of their over-allotment option with respect to such shares, generating additional gross offering proceeds of $5.25 million. After deducting $367,500 in underwriting discounts, the additional net proceeds to the Company from the over-allotment were approximately $4.9 million.

        The proceeds from our initial public offering have been invested in corporate paper, bonds and money market funds. We intend to use the net proceeds for research and development, acquisitions of plant and equipment, development of our physical infrastructure and general corporate purposes, including the possible acquisition of or investment in complementary businesses, products or technologies. We are currently considering the specific uses and allocations of these funds.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5.  Other Information - Risk Factors

We have a history of net losses. We will continue to incur net losses that may depress our stock price.

         We have incurred net losses in each year since our inception and expect these losses to continue. We experienced a net loss of approximately $9.6 million for the six months ended June 30, 2000. As of June 30, 2000, we had an accumulated deficit of approximately $24.7 million. To date, we have derived all of our revenues from two strategic alliances and a government grant. We expect to derive revenue in the foreseeable future principally from strategic alliances. We expect to spend a significant amount of capital to fund research and development and enhance our core technologies, including our GeneFunction Factory. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenues to become profitable. We cannot predict when, if ever, we will become profitable.

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

     Our business and competitive position will depend in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies and products in the United States and other countries. As of August 3, 2000, we had 37 U.S. patent applications and 2 international patent application pending covering our technology. We hold no issued patents and we may never receive patents on our applications in the United States or other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries.

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

     The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of August 3, 2000, there were 25,712,830 shares of common stock outstanding. All of the 6,750,000 shares sold in our initial public offering are freely transferable without restriction or further registration under the Securities Act, except for shares purchased by our "affiliates," as defined in Rule 144 of the Securities Act, and except for shares that are subject to 180- day lock-up agreements providing that the stockholders will not offer, sell, pledge or otherwise dispose of their shares prior to November 1, 2000 without the prior written consent of Chase Securities Inc. The remaining shares of common stock outstanding will be "restricted securities" as defined in Rule 144. Holders of these shares may sell them in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

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

Exhibit 10.1   First Amendment to the Amended and Restated Registration Rights
                Agreement, between the Registrant and certain Founders and Investors (Filed as Exhibit 10.6.1 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.2   Amendment to the Founder Stock Repurchase and Vesting Agreement
                between the Registrant and John Ryals (Filed as Exhibit 10.13.1 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.3   Amendment to the Founder Stock Repurchase and Vesting Agreement
                between the Registrant and Jorn Gorlach (Filed as Exhibit
                10.14.1 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.4   Amendment to the Founder Stock Repurchase and Vesting Agreement
                between the Registrant and Sandy J. Stewart (Filed as Exhibit
                10.15.1 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.5   Amendment to the Founder Stock Repurchase and Vesting Agreement
                between the Registrant and Scott Uknes (Filed as Exhibit 10.16.1 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.6   Amended and Restated Lease Agreement, dated April 2000, between the Registrant and ARE-104 Alexander Road LLC (Filed as Exhibit
                10.25.1 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.7   Lease Agreement, dated April 2000, between the Registrant and
                ARE-104 Alexander Road LLC (Filed as Exhibit 10.25.2 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.8   First Amendment to Warrant to ARE-104 Alexander Road LLC (Filed
                as Exhibit 10.43.1 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.9   First Amendment to Warrant to ARE-104 Alexander Road LLC (Filed
                as Exhibit 10.45.1 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.10  First Amendments to Warrant to Intersouth III, L.P. and
                Intersouth Partners IV, L.P. (Filed as Exhibit 10.46.1 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.11  First Amendment to Warrant to Innotech Investments Limited (Filed
                as Exhibit 10.47.1 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 27.1   Financial Data Schedule

Exhibit 27.2   Financial Data Schedule

       (b)     Reports on Form 8-K

Paradigm filed no reports on Form 8-K during the quarter ended June 30, 2000.

                            PARADIGM GENETICS, INC.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PARADIGM GENETICS, INC.


DATE: August 3, 2000          SIGNATURE: /s/ Ian A.W. Howes

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

Exhibit 10.1   First Amendment to the Amended and Restated Registration Rights
                Agreement, between the Registrant and certain Founders and Investors (Filed as Exhibit 10.6.1 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.2   Amendment to the Founder Stock Repurchase and Vesting Agreement
                between the Registrant and John Ryals (Filed as Exhibit 10.13.1 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.3   Amendment to the Founder Stock Repurchase and Vesting Agreement
                between the Registrant and Jorn Gorlach (Filed as Exhibit
                10.14.1 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.4   Amendment to the Founder Stock Repurchase and Vesting Agreement
                between the Registrant and Sandy J. Stewart (Filed as Exhibit
                10.15.1 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.5   Amendment to the Founder Stock Repurchase and Vesting Agreement
                between the Registrant and Scott Uknes (Filed as Exhibit 10.16.1 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.6   Amended and Restated Lease Agreement, dated April 2000, between the Registrant and ARE-104 Alexander Road LLC (Filed as Exhibit
                10.25.1 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.7   Lease Agreement, dated April 2000, between the Registrant and
                ARE-104 Alexander Road LLC (Filed as Exhibit 10.25.2 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.8   First Amendment to Warrant to ARE-104 Alexander Road LLC (Filed
                as Exhibit 10.43.1 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.9   First Amendment to Warrant to ARE-104 Alexander Road LLC (Filed
                as Exhibit 10.45.1 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.10  First Amendments to Warrant to Intersouth III, L.P. and
                Intersouth Partners IV, L.P. (Filed as Exhibit 10.46.1 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.11 First Amendment to Warrant to Innotech Investments Limited (Filed as Exhibit 10.47.1 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 27.1   Financial Data Schedule

Exhibit 27.2   Financial Data Schedule