Form 10-K
period 2000-12-31
PARADIGM GENETICS INC
filed 2001-03-30
CIK 1057217

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                                  (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
             OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000.

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

       108 ALEXANDER DRIVE, RESEARCH TRIANGLE PARK, NORTH CAROLINA 27709
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (919) 425-3000

FORMER NAME, FORMER ADDRESS, AND FORMER YEAR, IF CHANGED SINCE LAST REPORT:
                                NOT APPLICABLE

            SECURITIES REGISTERED TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.01 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]           No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the registrant's voting stock, held by non-affiliates of the registrant (based upon the closing sale price on the Nasdaq National Market on March 19, 2001) was approximately $107,764,118. Exclusion of shares held by any person should not be construed to indicate that such person is an affiliate of the registrant.

As of March 19, 2000, there were 26,326,197 shares of common stock, $.01 per share par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in Part III of this Form 10-K is incorporated by reference from the registrant's proxy statement, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's Annual Meeting of Stockholders to be held on May 2, 2001.

                            PARADIGM GENETICS, INC.
                                    FORM 10K
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                           __________________________

                               TABLE OF CONTENTS


                                                                    PART I                                            Page
                                                                                                                     -----
Item 1.           Business.......................................................................................      3
Item 2.           Properties.....................................................................................      15
Item 3.           Legal Proceedings..............................................................................      15
Item 4.           Submission of Matters to a Vote of Security Holders............................................      15

                                                                    PART II
Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters..........................      16
Item 6.           Selected Financial Data........................................................................      17
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.....................................................................................      19

Item 8.           Financial Statements and Supplementary Data....................................................      29
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure.....................................................................................      29


                                                                   PART III
Item 10.          Directors and Executive Officers of the Registrant.............................................      30
Item 11.          Executive Compensation.........................................................................      30
Item 12.          Security Ownership of Certain Beneficial Owners and Management.................................      30
Item 13.          Certain Relationships and Related Transactions.................................................      30

                                                                    PART IV
Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K................................      31
                  Index to Financial Statements..................................................................      F1

                                     PART 1

ITEM 1. BUSINESS


BUSINESS

Overview

We have industrialized the process of determining gene function to generate information that we believe will enable us and our commercial partners to develop novel products in four major sectors of the global economy: human health, nutrition, crop production, and industrial products. We have developed an industrialized, high throughput platform, known as the GeneFunction Factory(TM), capable of determining the function of over a hundred plant and microbial genes per week. We are able to determine gene function at a rate far greater than that achieved historically. We believe this gives us an advantage in establishing intellectual property and developing new products. Because there is homology between the genes in the plants and microbes on which we work and genes in other target organisms, we believe that the information produced by our GeneFunction Factory(TM) will be directly applicable to the development of new and improved products in our target markets.

We designed our GeneFunction Factory(TM) to be an integrated, rapid, industrial scale laboratory through which we can discover and modify genes, understand the consequences of the modifications and reliably determine the function of those genes. Our assembly-line approach automates the measurement of thousands of physical and chemical characteristics of a selected organism at different times in the organism's life cycle using the following techniques:

  . gene expression profiling, a process of determining the level of activity of genes in an organism at a specific time;

  . metabolic profiling, a process of determining the identity and quantities of chemicals in an organism at a specific time; and

  . phenotypic profiling, a process of measuring the physical and chemical characteristics of an organism at a specific time.

This process generates very large amounts of diverse data, which are then fed into our FunctionFinder(TM) bioinformatics system. These data are then refined, sorted and mined to definitively determine gene function.

To date, we have established commercial partnerships with Bayer and Monsanto and a strategic alliance with Lion Bioscience. The Bayer partnership is focused on the development of new herbicides while the Monsanto partnership is focused on the development of crop production and nutrition products. Under these partnerships, we have total committed funding of approximately $60 million and have performance fees, milestone payments and payments in connection with extension options that could generate as much as an additional $129 million. We will also earn product development milestones and sales royalties if products are commercialized from these alliances. The strategic alliance with Lion Bioscience is to co-develop and co-market a new plant and fungal metabolic profiling database that will be used for target identification and validation.

BACKGROUND

Genes

The genes of an organism, whether animal, plant or microbe, determine its physical and chemical characteristics. The entire genetic content of an organism is called its genome. Genes consist of organized units of molecules called deoxyribonucleic acid, or DNA, which in turn consist of four different chemical bases, called nucleotides. Each nucleotide pairs with its complementary nucleotide in the double helix structure of DNA, forming what scientists call a base pair. The precise sequence of the nucleotides in a gene determines the physical and chemical activity that the gene produces in an organism. Each cell of an organism contains at least one complete copy of the organism's genes, but each cell type expresses only those genes that are necessary for the cell to perform its role. When a gene is expressed, it acts alone or in combination with other expressed genes to synthesize structural proteins and enzymes. The activity of these proteins causes the cell to perform biological functions, which may influence the physical and chemical characteristics of the organism. A modification in a gene sequence may lead to the over- or under-production of a protein, modifying the normal biological function of the cell, and potentially affecting the physical and chemical characteristics of the entire organism.

The Industrialization of Gene Sequencing

In the early 1990s, a worldwide effort began to decipher the precise sequence of the genomes of various organisms, including humans, microbials and plants. The search to identify genes and their encoded proteins that are associated with both health and disease has fueled this effort. Advances in DNA sequencing technology and instrumentation have allowed researchers to begin to sequence genes on an industrial scale by creating ``sequencing factories,'' instead of sequencing genes one at a time. During the last two decades, the speed at which scientists can sequence the building blocks of genes, or base pairs, has increased from hundreds per week to millions per week, while the cost of sequencing a base pair has decreased proportionately. Large sequencing centers at universities, research institutes and private companies produce tens of thousands of gene sequences each week. The gene sequence information that has been discovered to date provides a vast and diverse starting point for gene function research. However, in the absence of other information, a gene's sequence does not provide any clues to a gene's function. Without understanding function, researchers will have a limited ability to translate this gene sequence data into information necessary to develop new commercial products.

DETERMINING GENE FUNCTION

Historically, gene function determination has been a slow, labor intensive and formulaic process. It has involved working in one gene at a time by first determining the gene's sequence and then understanding how the gene is expressed in an organism's tissue and what proteins are produced. That same gene is then modified and the impact in the organism of those modifications are compared to the original data.

Individual research laboratories in different locations have conducted most of this type of genetic research using variations on the same techniques to study different genes, one gene at a time. Researchers have only recently developed methods to study the function of many genes at one time and in one place, using one or more of the following techniques, each of which is explained in the corresponding paragraphs below:

  .  gene annotation and homology determination;

  .  gene expression profiling; and

  .  model organism functional genomics.


Gene Annotation and Homology Determination

Researchers can use search and alignment algorithms to determine the degree to which a newly discovered gene sequence is similar, or homologous, to previously known sequences. Researchers can then examine any remarks, or annotations, written by other scientists about the characteristics, activity or function of the previously studied sequence, and draw inferences about the function of the new gene sequence based on its structural similarity, or homology, to the known gene sequence. It is possible to find similarities among gene sequences from different species, because researchers find many gene families in certain groups of organisms, and some are even found in all organisms.

Although gene annotation and homology determination may provide insight into the function of a newly discovered gene, researchers can infer only information with limited value. First, even if researchers have studied a similar gene, very few of the studied genes have reliable annotation about function. Second, of the genes researchers have currently annotated for function, most annotations relate to fundamental processes, such as respiration, which address only a fraction of the potential commercial applications of functional genomics, which is the assignment of a function to a gene. Third, genes with similar sequences often have very different functions.

Gene Expression Profiling

A gene expression profile provides a snapshot of genes that are expressed in specific tissues of specific organisms at specific points in time. This snapshot tells an investigator where, when and to what extent a particular gene is expressed in a cell, tissue or organism and what physiological pathways are active in the cell. Gene expression technology has progressed rapidly over the past few years. Currently, investigators use various profiling technologies such as gene chips to analyze the expression patterns of tens of thousands of genes at once.

Although gene expression profiling may provide clues to a gene's function in a particular process or pathway, it does not provide sufficient information to conclusively determine a gene's function or its commercial value. A gene expression profile shows that a gene was expressed in a cell at the time a certain biological function occurred in the cell. However, the profile does not show whether the expression of the gene was causally related to the cellular activity, or how the gene interacted with other genes that were expressed at the same time. Also, the profile does not show the chemical and physical effects of changes in gene expression in an organism.

Model Organism Functional Genomics

We believe the most reliable way to determine a gene's precise function is to study the effects of modified, or variant, forms of the gene on an organism. The biology and genetics of certain organisms, which we call model organisms, make them effective tools for investigating the function of genes of other organisms with commercial value, which we refer to as target organisms. Generally, model organisms must be similar enough to associated target organisms to allow meaningful comparisons. They must also be easier, faster and less costly to investigate. Model organisms may also serve as targets for gene discovery when there is commercial potential for the model organism itself. Researchers use model organisms to determine the function of a gene from a target organism by comparing the physical and chemical characteristics produced by normal and variant forms of a comparable gene from the model organism, and extrapolating the results to the target organism. We refer to this process as model organism functional genomics.

Companies utilizing model organism functional genomics face several critical challenges. First, they must choose a model organism that is relevant to target organisms with commercial value. Second, they must choose model organisms with physical and chemical characteristics that make them efficient research tools. Third, they must collect large amounts of information about a small number of genes in a model in their normal and variant states. Fourth, they must have powerful informatics tools to manage and analyze collected data. However, even when these challenges are met, determination of gene function using model organisms typically occurs on a small scale, with individual investigators studying a small number of genes at a time.


OUR APPROACH TO INDUSTRIALIZING GENE FUNCTION DISCOVERY: OUR GENEFUNCTION FACTORY(TM)

The existing approaches to determining gene function have produced limited results and the functions of most genes remain unknown. Historically, functional genomics work has been conducted in a job shop or cottage industry-like manner. This has resulted in gene function discovery being slow and expensive. We have addressed this problem by developing our 30,000 square foot GeneFunction Factory(TM). This is a state-of-the-art integrated, rapid, industrial scale laboratory through which we have the capacity to definitively determine the function of over a hundred genes per week at a unit cost much lower than typically can be achieved using a job shop approach. We do this by discovering and modifying genes, measuring the consequences of the modifications and reliably determining the gene function. We control and manage this process through an integrated laboratory information management system.

By industrializing this process we plan to determine the function of many genes before our competition, to secure proprietary intellectual property positions on those genes and to develop, in concert with our commercial partners, novel products in our target markets.

Our GeneFunction Factory(TM) is organized as a series of steps. Each step consists of one or more work stations designed to perform complex tasks rapidly, efficiently, routinely and repetitively in an assembly-line manner. Organisms and genetic material pass from station to station to be studied for gene function. We can scale each step in the process to increase the number of genes that move through our GeneFunction Factory(TM). Scalability, speed and our proprietary processes distinguish this method of gene function determination from other methods. Our GeneFunction Factory(TM) presently is capable of determining the function of over 100 genes per week.

In the steps of our GeneFunction Factory(TM), we first identify genes and produce organisms with modified forms of the genes, leading to an over- or under-expression of the encoded protein. We then measure thousands of physical and chemical characteristics of the variant organisms at different times of the organisms' life using gene expression, metabolic and phenotype profiling. Next, we organize and store the data associated with the measurements taken in the previous step. Finally, we analyze the data to elucidate function of the genes.

Our Model and Target Organisms

We have carefully selected the organisms we study in our GeneFunction Factory(TM). Some researchers use yeast and the bacterium Escherichia coli as general model organisms, and others use the mouse as a model for humans. Yeast and bacteria are efficient model organisms, but are such simple organisms that extrapolating information about gene function to more complex target organisms is often not meaningful. Mice are more useful for annotating genes of higher organisms, but are expensive to maintain and study and are not conducive to high throughput analysis. We have chosen organisms for our gene function factory that are economical and efficient to study, have short life cycles and have direct applicability to our target markets. These organisms are a mustard plant known as Arabidopsis, rice, and six fungi.

Arabidopsis is a useful model organism because it is a dicot and, as such, it is similar to soybeans, cotton, vegetables and oil seed crops. It is an efficient model organism because it has a short life cycle of seven weeks and a small genome. Although the Arabidopsis genome has been sequenced and catalogued it is estimated that less than 10% of its genes have been experimentally investigated for function. Furthermore, of the approximately 289 known human disease genes, nearly 50% are found in Arabidopsis making it an important model organism for human healthcare applications. Rice is an important target and model organism because it is one of the world's most important grains and, as a monocot, it is closely related to corn, wheat, barley, sugarcane, oats and rye. We are currently studying three fungi that cause diseases in cereals, rice and broadleaf plants. We are also studying three additional fungi that have commercial value for fermentation, human fungal disease and natural product discovery. We believe we can use our GeneFunction Factory(TM) to study the function of essentially every gene in these organisms.

Gene Discovery and Variant Generation

One constraint in gene function discovery has been the time consuming nature of constructing gene variants. In gene discovery, researchers construct libraries of DNA fragments for an organism. The researchers sequence and alter the DNA fragments to produce a gene variant. In plants, we produce two types of variants: knock-out variants, in which we have modified the selected gene to under-produce its encoded protein, and over-expression variants, in which we have modified the selected gene to over-produce its protein. In fungi, we use proprietary technology to activate or inactivate genes using specialized DNA fragments that we can insert into genes to modify the gene. We then introduce the modified gene into the fungal nucleus where it efficiently and precisely replaces the normal gene. Using these proprietary technologies, we have modified thousands of plant and fungal genes.

Variant Analysis

Traditionally, the process of understanding the often-subtle difference between a variant and normal organism has required years of experimentation. We have solved this problem by rapidly and accurately collecting large volumes of data for many different gene modifications with our automated workstations, sample tracking and data collection software that constitute our GeneFunction Factory(TM). The three types of data that we collect for each variant are gene expression profiles, metabolic profiles and phenotype profiles.

    Gene Expression Profiling.   Gene expression profiling provides a snapshot
of the genes expressed in an organism at a given time. By comparing gene expression profiles of a variant organism to a normal organism, we gather information about the function of the modified gene as well as the effect of that gene on the expression of other normal genes. By determining how a modified gene affects normal genes, we gain insight into biochemical pathways of an organism.

    Metabolic Profiling.   Metabolic profiling provides a snapshot of the
chemicals, including vitamins, minerals and other biochemicals, in cells, tissues, and organisms, at a given time. We detect and measure these chemicals using mass spectroscopy, which separates molecules by electrical charge and size, and chromatography, which separates molecules by size and chemical properties. We have invested in state-of-the-art technologies and have developed proprietary instrumentation and algorithms to analyze this metabolic data.

    Phenotype Profiling.   Phenotype profiling is the measurement of physical
and chemical characteristics of an organism at one or more times during its life cycle. We currently measure approximately 140 different characteristics of our target and model organisms. These include flowering time, plant height, plant weight, seed set, seed shape, leaf shape, color reflectance, root density, nutrient utilization and appearance. We take measurements under standard conditions as well as under various stress conditions. These different measurements, when taken at specified times, produce a phenotype profile for a variant that we can compare to a phenotype profile for a normal organism to help understand the function of the modified gene. We have developed a proprietary method for obtaining a phenotype profile for an organism that is an important part of our variant analysis.

Our FunctionFinder(TM) Bioinformatics System

Data Management. Laboratory researchers typically track and collect data using notebooks, which makes it difficult to organize, store and access the volumes of data generated. We have addressed this issue by developing a proprietary Laboratory Information Management System, or LIMS, using barcodes and other automated data collection devices to track samples and store data. We have also developed technology to improve the organization, formatting and storage of data collected from our variant analyses. Our LIMS allows us to record and manage the thousands of daily measurements produced by our GeneFunction Factory(TM).

Data Analysis.   The challenge with the vast amounts of data that have been collected and stored for so many genes is being able to retrieve and make sense of relevant information to determine the function of genes. To meet this challenge, we have developed our FunctionFinder(TM) bioinformatics system, which incorporates information obtained from our variant analyses and from public sources. FunctionFinder(TM) includes tools for storing, retrieving, analyzing and mining data to create knowledge about genes. The FunctionFinder(TM) bioinformatics system contains proprietary software that we have developed.

MARKET OPPORTUNITIES

By determining gene function information and developing intellectual property around that information, we believe that we can build a sustainable competitive advantage. We plan to develop, with our commercial partners, novel products in our four target markets. To date, we have entered into commercial partnerships with Bayer to develop novel herbicides and with Monsanto to develop crop outputs and nutritional products. Our target markets are as follows:


Human Health

We are focusing our efforts in the human health sector in two areas. The first area is the use of metabolic profiling as a platform technology for drug discovery. Metabolic profiling analyzes the diversity and changes in low molecular weight compounds (generally called metabolites) in cells, tissues or organisms as a result of genetic or drug intervention. We have developed metabolite profiling as a way to analyze gene function and the effect of gene function in a significant number of complex human diseases such as type II diabetes and cardiovascular diseases. Like proteomics, "metabolomics" (as this new field is called) uses sophisticated mass spectrometers and bioinformatic software to analyze cell extracts or fluids, but at a speed that is orders of magnitude faster. We have invested in state-of-the-art technologies and have developed proprietary instrumentation and algorithms for analyzing metabolite data. Metabolic profiling can key in on the dynamic changes in the small molecules that are the signatures of altered or diseased metabolic states. We plan to combine data obtained using this new technology with data from our GeneFunction Factory(TM) to augment drug and gene-based studies in areas such as toxicogenomics and pharmacogenomics. We plan to launch a composite of specialized services and databases to meet many of the needs of the pharmaceutical industry in this area. To initiate this effort, in November 2000, we announced a strategic collaboration to develop software tools and databases with LION bioscience AG. We will focus on developing content and supplying services, while LION will develop analysis tools and software.

The second area that we are pursuing is the discovery of novel anti-fungal targets for drug discovery. Our GeneFunction Factory(TM) is providing new anti-fungal targets for screening chemicals. We are currently examining two human pathogens, Apergillus fumigatus and Candida albicans. Apergillus fumigatus is the causal agent of the invasive pulmonary aspergillosis. Candida albicans is the causal agent of various forms of local and systemic candidiasis. Both fungal infections generally occur in patients with impaired immune systems. In 1999, approximately 2.7 million patients in the United States were hospitalized for chemotherapy, organ transplants or AIDS. Of these, approximately 25% developed serious fungal infections associated with high morbidity and mortality. The mortality rates for Candida and Aspergillus infections have been reported to be 38% and between 65% and 95% respectively. Treatment options for serious fungal infections remain limited. Currently the FDA has approved only two major classes of antifungal drugs. The first class is the polyenes (amphotericin B and related compounds). The other class is the azoles (fluconazole and itraconazole). The polyenes generally are limited by serious side effects which include chills, diarrhea, nausea, vomiting and metabolic and nutritional disorders. The azoles are limited in their application because they inhibit, rather than kill fungi and therefore are increasingly ineffective due to growing pathogen resistance. Nevertheless, despite these limitations, these drugs generated over $1 billion in revenues in the United States in 1998. We estimate that the total United States market for human antifungals (covering systemic, vaginal and skin applications) will be at least $2.0 billion by 2010.

Because the known biochemical targets for the control of human fungal pathogens are related to gene products that are targeted for control of crops against fungal disease, we believe that some of the validated targets and validated assays developed in our crop fungicides program will be relevant in our human anti-fungals program.


Nutrition

The nutrition market includes foods, beverages and food and beverage additives that have either an enhanced nutritional content or a therapeutic effect that reduce the risk of disease in consumers. We call these functional foods or nutraceuticals. Because many foods and additives come from plants and microbes, we believe that our commercial partners and we can use our GeneFunction Factory(TM) to develop food and beverage products with improved nutritional content. We plan to develop functional foods in two ways. The first is through metabolic engineering. By regulating the genes that impact biochemical pathways for known compounds, we believe we will be able to increase the volume or quantity of beneficial compounds. The second method is through metabolic discovery. This entails discovering novel compounds in existing or novel plants and microbials or discovering compounds of interest in novel biochemical pathways that give rise to therapeutic effects in consumers.

The demand for functional foods is being driven by demographics, a more highly educated population and technology improvements. The aging "baby boomer" population is wellness conscious and has a high average disposable income. As members of this demographic group approach retirement they are becoming more health and wellness conscious. For the population as a whole, there has been no other time in our history that we have known more about the health risks associated with emerging pathogens in our food supply or have been more conscious of the link between diet and health. Finally, the technology now exists, through companies like Paradigm Genetics, to understand how compounds are produced and which ones may be efficacious in promoting good health.

Already, many food production companies are exploring ways to create foods with therapeutic benefits. For example, in January 2000, DuPont's Protein Technologies International and General Mills, Inc. announced plans to collaborate in developing and marketing functional foods containing proprietary soy technology consistent with the FDA approved health claim that there is an association between consumption of soy protein and the reduced risk of coronary heart disease. Other examples of existing functional foods include cholesterol-reducing margarine and nutritionally enhanced breakfast cereals.

The functional foods and functional beverages markets are growing rapidly. Datamonitor estimates that the current functional foods market is approximately $9 billion. Nutritional Business Journal reports that the potential market size for this segment is $250 billion or 50% of the size of the entire food market and 250% of the size of the over-the-counter and prescription drug markets combined. Business Communications Corporation projects that the functional foods and functional beverages market in the United States will reach $314 billion in 2002. Estimates of market size vary considerably because there is no universally accepted definition of functional foods or nutraceuticals. However, we do know that the market is growing rapidly and we plan to position ourselves to take advantage of this market growth.


Crop Production

The crop production sector consists of crop inputs and crop outputs. Herbicides, fungicides, fertilizers and seeds are examples of crop inputs. Harvested grain, vegetables and fiber are examples of crop outputs. We intend to utilize the information derived from our GeneFunction Factory(TM) to develop commercial products, independently or with commercial partners, in the following areas:

 Crop Inputs

     Herbicides.   Herbicides are chemicals that kill weeds that cause
substantial crop loss. The herbicide market is a mature market in which innovative products have historically been introduced only about once per decade. In 1999, global sales of herbicides were approximately $15 billion, with Roundup(R) being the leading product. While there are many herbicides on the market today, there is still a need for new types of products. For example, there is a need for a herbicide that can be applied at the same time seeds are planted, remains active in the field for several weeks, is environmentally friendly and kills a broad spectrum of weeds quickly.

     Conventionally, researchers have discovered new herbicide products by spraying various chemicals on weeds in the hope of finding a chemical that kills weeds without killing crops. Once a promising chemical is discovered, researchers use labor-intensive genetics, physiology and biochemistry techniques to determine the protein in the weed that the chemical affects. This conventional approach is expensive and slow and has a low success rate. Typically, researchers must screen 80,000 chemicals to find a commercial product.

     Our GeneFunction Factory(TM) is providing new herbicide targets for chemical screening much faster and more economically than the conventional method. As part of our collaboration with Bayer, we are using our GeneFunction Factory(TM) to identify Arabidopsis genes that are promising targets for new herbicides. After we have discovered the target genes, we then produce the proteins encoded by these promising genes in quantities that are sufficient for large-scale high-throughput, or high volume, chemical screening for herbicides. Finally, our assay group produces assays, or test kits, containing those proteins that can be used to screen for new herbicides. By narrowly focusing our discovery efforts on finding chemicals that disable specific genes within weeds, we believe that, together with our commercial partners, we may be able to discover environmentally friendly herbicides more efficiently than our competition.

     Fungicides.   Fungal plant diseases impose greater costs upon food growers than any other plant disease. Chemicals used to control these diseases are called fungicides. The global market for fungicides, such as Tilt(R) and Ridomil PC(R), was approximately $6 billion in 1999. There is a need for better and safer fungicides, particularly those that treat currently untreatable fungal diseases or fungal strains that become resistant to existing fungicides.

     As with herbicides, researchers conventionally have discovered fungicides by spraying various chemicals on crops in the hope of finding a chemical that inhibits fungal infections on crops without killing the crops themselves.
Until recently, researchers had not used an approach based upon the determination of gene function for fungicide discovery. Our GeneFunction Factory(TM) is providing potential new fungicide targets for screening chemicals faster and more economically than the conventional method. We are currently examining three filamentous fungi, including Magnaporthe grisea, a rice pathogen, and Mycosphaerella graminicola, a wheat pathogen. We are identifying genes in these fungi that are essential for the survival of the fungi, but not the crop. We believe that these genes will provide promising targets for chemical screening using assays that we, or our commercial partners, produce.

     Fertilizers.   Fertilizers are products that are typically applied to the soil to provide crops with the nutrients needed to produce high yields. The primary ingredients of most fertilizers are nitrogen, potassium and phosphorus. The global market for fertilizers in 1998 was about $50 billion. In general, current product discovery efforts for fertilizers are focused on blending or reformulating known fertilizer compounds and reducing production costs. Plants are limited in their ability to utilize fertilizers. Excess fertilizer enters the environment either as run-off or ground water seepage, both of which are major environmental concerns. We believe that products that enhance fertilizer utilization will dramatically improve the economics and lessen environmental concerns of crop production because growers will be able to use less fertilizer to produce the same yields. We believe that our GeneFunction Factory(TM) may allow us to identify genes in crops that improve their ability to utilize fertilizer.

     Seeds.   Typical commercial seeds include hybrid corn seeds, registered wheat seeds and vegetable seeds. The global market for commercial seeds in 1999 was over $15 billion. Currently, there is a need for new commercial seeds that can increase crop yields and improve the quality of foods and fibers. One commercial seed that has successfully increased crop yield while reducing the use of pesticides is the Bollgard(TM) cottonseed. Its developers inserted a microbial gene into cottonseed that encodes a protein that kills the cotton budworm, a significant pest of cotton. The resulting seed produces a high yield of cotton while avoiding both the cost and negative environmental impact of budworm pesticide.


     Historically, time-consuming plant breeding techniques have dominated research in the seed industry. Recently, the seed industry has invested heavily in the genetic modification of crops, which has resulted in a number of commercialized products and products in development. The seed industry now has the technology to efficiently insert genes into seeds, and products such as the Bollgard cottonseed have demonstrated the commercial viability of this technology. We believe that there is a market need for a technology that can rapidly generate information about the function of a large number of genes and identify those genes that code for commercially valuable crop traits that the seed industry could then breed or insert into crops. Examples of valuable crop traits are disease resistance, vitamin content and resistance to herbicides and fungicides.

 Crop Outputs

     The output side of crop production consists of harvested crops. The global value of harvested crops in 2000 was approximately $700 billion with additional value created through crop processing. While there are more than 170 crops grown worldwide, only a few key crops, such as corn, soybean, rice, wheat, potatoes and tomatoes, account for most of the value. Two major market opportunities involve improving processing and product attributes. An example of a processing improvement is a reduction in the soluble fiber present in wheat. Pasta made from this type of wheat would be faster drying than ordinary pasta and therefore companies could produce and package pasta at a reduced cost. An example of an improved product attribute is an increased amount of oil in each ton of processed canola. We believe that our GeneFunction Factory(TM) may allow us to quickly and efficiently identify novel genes that control processing and product attributes.

Industrial Products

Within the industrial products sector, we are targeting the markets that utilize plants and microbials for the development of their products. Such industries include fermentation, fiber for paper and energy, specialty chemicals, and enzymes. Fermentation is used in the production of many foods, drinks, vitamins, and supplements as well as for laundry detergent, paper, and plastic. These industries are capital intensive, and research has focused on improving current production costs. There is an incremental need for industrial products that are novel, effective, inexpensive and environmentally friendly. To fill this need, companies in each of these industries are making investments in biotechnology to improve current efficiencies and develop novel products.

Since many industrial products are derived from biological sources, we believe that by understanding how gene function dictates product characteristics, we may be able to develop information that will significantly reduce production costs as well as lead to the creation of novel products. We believe that the use of our GeneFunction Factory(TM) may lead to the discovery of gene function information useful for the development of various industrial products, including:


  . improved or novel fermentation products, such as enzymes and specialty chemicals;

  .  improved fiber products, such as wood, plastics, cotton and linen; and

  .  improved industrial processes, such as wastewater treatment.

OUR STRATEGY

Our goal is to build long term stockholder value by leading the discovery of gene function information for the development and commercialization, on our own and in concert with our partners, of new and improved products in the areas of human health, nutrition, crop production and industrial products. The key elements of our strategy are to:

Determine the Function of Genes in Our Target and Model Organisms.

Using our GeneFunction Factory(TM), we intend to determine the function of essentially every gene in each of our target and model organisms and incorporate this data into our FunctionFinder(TM) bioinformatics system. We intend to establish our FunctionFinder(TM) bioinformatics system as the definitive source of gene function information for these target and model organisms, as well as other target organisms related to our model organisms.

Continue to Industrialize Our GeneFunction Factory(TM).

We intend to continue to industrialize and to seek process improvements in our GeneFunction Factory(TM). Our goals are to determine the function of genes faster, more accurately, less expensively and in higher volumes than our competitors. By so doing, we believe that we can build an intellectual property position and develop a stake in the commercialization of new products that will build sustainable stockholder value.

Develop Products Through Commercial Partnerships, Joint Ventures and Internally.

We intend to establish additional commercial partnerships and joint ventures with leading companies in human health, nutrition, crop production and industrial products. We will endeavor to build stockholder value through a combination of research payments, milestone payments, royalties, and product revenues.

Pursue Intellectual Property Protection for Our GeneFunction Factory(TM) and Gene Function Information.

We intend to continue to aggressively pursue patents for our discovery methods, our research platform and aspects of our bioinformatics system. Additionally, we intend to aggressively pursue patents on discoveries of novel genes and gene functions. As of February 26, 2001, we have rights to 45 U.S. patent applications and seven international patent applications relating to our technologies and genes. We intend to protect and build on our existing patent portfolio and also rely on trade secrets to protect our proprietary technologies. Where necessary, we will seek licenses to implement aspects of our research platform subject to ownership rights of others.

COMMERCIAL PARTNERSHIPS

As part of our business strategy, we have established commercial partnerships with pharmaceutical and agricultural companies in the fields of herbicide development, crop production and nutrition. To date, we have entered into significant commercial partnerships with Bayer and Monsanto.

Bayer

In September 1998, we entered into a commercial partnership with Bayer for the development of new chemical herbicides. Under the terms of the commercial partnership, we have agreed to use our GeneFunction Factory(TM) to identify Arabidopsis genes that may be targets for herbicide discovery. We are providing exclusively to Bayer assays based on these targets for use in high throughput screening for herbicides, as well as access to customized Arabidopsis-based releases of FunctionFinder(TM) for use in herbicide discovery. The commercial partnership has an initial term of three years, ending in September 2001, unless Bayer terminates it at an earlier date because we do not achieve specific milestones, and Bayer has the option to extend it for two additional years. The commercial partnership provides that we are entitled to committed research funds, additional fees based on the number of assays we deliver and our success in delivering customized releases of FunctionFinder(TM), and milestone and royalty payments for any products that might emerge from the commercial partnership. Under the terms of the commercial partnership, Bayer is obligated to pay us approximately $16.5 million in committed funding and as much as an additional $23.4 million in performance fees, milestone payments and payments made in connection with the exercise of options to extend the commercial partnership. To date, we have received approximately $13.0 million of this funding from Bayer pursuant to the commercial partnership. We will also earn sales royalties and product milestones in the event that our commercial partnership with Bayer yields commercial products.

We have achieved nine milestones in our commercial partnership with Bayer. These milestones include the delivery of the first seven assays for high throughput screening and the delivery of the first and second releases of a customized FunctionFinder(TM) bioinformatics system for discovery of novel herbicide targets.

Monsanto

In November 1999, we entered into a commercial partnership with Monsanto to provide certain Arabidopsis-based gene function data for the development of crop inputs and outputs. Under the terms of this commercial partnership, Monsanto is providing us with thousands of genes from Arabidopsis and other organisms. We are performing a functional analysis of such genes for Monsanto using our GeneFunction Factory(TM). Monsanto will either own or have exclusive licenses to certain patents that result from this project. The commercial partnership has an initial term of six years, ending in November 2005, unless Monsanto terminates it at an earlier date because we do not achieve specific milestones, and Monsanto has the option to extend it for up to two years and nine months. Monsanto may expand the commercial partnership either by increasing the number of genes that we are to analyze in Arabidopsis or by requiring us to analyze gene function in a second model, or both, for additional research and possible milestone payments. The commercial partnership provides that we are entitled to committed research funds, additional fees based on the number of genes analyzed and royalty payments for any products that might emerge from the commercial partnership. Under the terms of the commercial partnership, Monsanto is obligated to pay us approximately $43.9 million in committed funding and as much as an additional $105.1 million in performance fees, milestone payments and payments made in connection with the exercise of options to extend the commercial partnership. To date, we have received approximately $16.8 million of this funding from Monsanto pursuant to the commercial partnership. We will also earn sales royalties and product milestones in the event that our commercial partnership with Monsanto yields commercial products.

LION bioscience

In November 2000, we entered into a strategic collaboration with LION bioscience for the development and marketing of a plant and fungal based metabolic profiling database and bioinformatics software products for analyzing that database . The database will be used for target identification and target validation. Approximately 50% of new drug leads are derived from natural products from plants and fungi. We believe that by developing the metabolic profiling database we can provide a source of drugable targets for pharmaceutical companies and other biotechnology companies.

RESEARCH AND DEVELOPMENT

Our research and development efforts are directed towards the development of our GeneFunction Factory(TM), including our FunctionFinder(TM) bioinformatics system and research activities in connection with our commercial partnerships and our government grant. We spent approximately $3.6 million in 1998, approximately $7.6 million in 1999 and approximately $18.1 million in 2000 on our research and development efforts.

COMPETITION

We face competition from functional genomics companies, including Exelixis, Inc., CuraGen Corporation, Rosetta Inpharmatics, Inc. and Large Scale Biology Corporation. We expect competition to intensify in genomics research as technology advances are made and become widely known. Genomic technologies have undergone and are expected to continue to undergo rapid and significant change. Our future success will depend in large part on maintaining a competitive position in the genomics field, and particularly in the functional genomics field. We, or others, may make rapid technological developments, which may result in products or technologies becoming obsolete or noncompetitive before we recover the expenses we incur in connection with our development. Products that we or our commercial partners offer could be made obsolete by less expensive or more effective crop production, nutrition enhancement, human health and industrial application product development technologies, including technologies that may be unrelated to genomics. We may not be able to make the enhancements to our technology necessary to compete successfully with newly emerging technologies.

Any products that we may develop alone or in collaboration with others will compete in highly competitive markets. In the specific markets in which we apply or intend to apply our FunctionFinder(TM) bioinformatics system, we face competition from plant genomics, pharmaceutical, agri-chemical and biotechnology companies. Many of our existing and potential competitors have substantially greater financial resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than we do. Many of these competitors have achieved substantial market penetration in our chosen markets. We have entered into commercial partnerships with Bayer and Monsanto in the crop production and nutrition sectors, but have not yet entered into any commercial partnerships in other markets. Moreover, our competitors may obtain patent protection or other intellectual property rights that could limit our rights or our commercial partners' ability to use our technologies or commercialize products in our chosen markets.

Our ability to compete in the human health sector may be limited by our exclusive use of plant and fungal model organisms. We believe that our ability to compete in the human health sector will depend on the degree to which information we develop on plant and fungal gene and pathway function is useful in developing information about how similar human genes and pathways code for human pathology. Although our models have several advantages, competing companies that use model organisms with greater similarities to human genes, such as mice, as well as companies that do direct studies of human populations, may have a substantial advantage in developing products for humans. Similarly, we believe that as it relates to industrial products, our FunctionFinder(TM) bioinformatics system will only be useful in the development of products that are plant or fungal based, such as enzymes and alcohol.

GOVERNMENT REGULATION

Regulation of Development and Commercialization of Agricultural Products

Federal, state, local and foreign government regulations and regulatory agencies will govern our efforts, alone or together with our commercial partners, to develop and commercialize genetically enhanced nutrition and crop products. These regulations and agencies may prevent us and our commercial partners from developing and marketing nutrition and crop product candidates in a timely manner or under technically or commercially feasible conditions, and may impose expenses, delays and other impediments to our efforts to develop such product candidates.

The FDA's current policy is to apply the same regulatory standards to genetically modified foods that it applies to foods developed through traditional plant breeding. This means that a food or food ingredient developed by genetic modification must meet the same rigorous safety standards under the Federal Food, Drug, and Cosmetic Act as other food products. Under this policy, the FDA ordinarily will require premarket review of genetically modified foods only if they raise significant safety concerns, such as elevated levels of toxicants or the presence of allergens, or if the FDA deems them to contain a food additive. The FDA requires premarket approval of food additives as products from introduced genes only if the product differs substantially in structure and function from similar naturally occurring substances. Also, the FDA does not currently require that genetically modified products be labeled as such, as long as they are as safe and have the same nutritional characteristics as conventional products.

In January 2001, the FDA issued a proposed rule and a draft guidance document concerning food developed through biotechnology. The proposed rule, if finalized, would require food developers to notify the FDA at least 120 days in advance of their intent to market a food or animal food developed through biotechnology and to provide information to demonstrate that the product is as safe as its conventional counterpart. The proposed regulation also recommends that the food developer participate in a presubmission consultation with the FDA. At the end of the 120-day period, the FDA may request additional time to evaluate the submission, disagree with the sponsor's assessment of equivalent safety or pose no further questions, in which case the bioengineered food may be marketed. The draft guidance document, if finalized, would provide direction to manufacturers who wish to voluntarily label their food products as being made with or without ingredients developed through biotechnology. If and when the regulation is finalized, our commercial partners and we will have to provide notice to the FDA before we may commercialize any genetically modified food product and depending on the FDA's assessment, we may be delayed or prevented from commercializing any such product.

The USDA prohibits genetically modified plants from being grown and transported except pursuant to an exemption or under special controls. In general, companies apply for an exemption to facilitate product development because the special controls are burdensome. However, we can not guarantee that the products we develop will qualify for such an exemption.

Regulatory policies for genetically modified nutrition and crop products vary widely, are currently the subject of intense political controversy, and may change substantially in the near future. Accordingly, labeling, premarket notification or other restrictions in foreign countries where we and our commercial partners may want to develop and/or market genetically modified product candidates may impose additional expenses and delays on such product candidates or may make commercialization in such countries impracticable.

Our future nutrition and crop product candidates may also be subject to other regulations and regulatory agencies, such as the Occupational Safety and Health Act, the Toxic Substances Control Act, the National Environmental Policy Act, other federal water, air and environmental quality statutes, import/export control legislation and other laws. Any product candidates relating to pesticides will be subject to the jurisdiction of the Environmental Production Agency.

Regulation of Drug Development and Commercialization

Prior to the marketing of any new drug developed by us or our commercial partners, that new drug must undergo an extensive regulatory review process in the United States and other countries. This regulatory process, which includes preclinical studies and clinical trials, and may include post-marketing surveillance of any compound to establish its safety and efficacy, can take many years and require the expenditure of substantial resources. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent marketing. We and our commercial partners may also encounter delays or rejections based on changes in government agency policies for drug review. Delays in obtaining marketing clearance could delay the commercialization of any drugs or diagnostic products developed by us or our commercial partners, impose costly procedures on our commercial partners' activities, diminish any competitive advantages that our commercial partners may attain and lessen our potential royalties.

Even if regulatory clearance is obtained, a marketed product and its manufacturer are subject to continuing review. Discovery of previously unknown problems with a product may result in withdrawal of the product from the market, which could reduce our revenue sources and hurt our financial results.

No agency has approved any product resulting from the use of our FunctionFinder(TM) bioinformatics system for commercialization in the United States or elsewhere. In addition, we and our commercial partners have not submitted any investigational new drug applications for any such product candidate. We cannot be certain if or when we or our commercial partners will submit an application for regulatory review, or whether we or our commercial partners will be able to obtain marketing approval for any products on a timely basis, if at all. If we and our commercial partners fail to obtain required governmental approvals, it will prevent us from marketing drugs or diagnostic products. The occurrence of any of these events may cause our business, financial condition and results of operations to suffer.

Environmental Regulation

Our research and development activities involve the controlled use of hazardous materials and chemicals. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. The risk of accidental contamination or injury from these materials cannot be eliminated. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed our resources.

INTELLECTUAL PROPERTY

We seek U.S. and foreign patent protection for major components of our GeneFunction Factory(TM). We also rely on trade secret protection for certain of our confidential and proprietary information, and we use license agreements both to access external technologies and assets and to convey certain intellectual property rights to others. Our commercial success will be dependent in part on our ability to obtain commercially valuable patent claims and to protect our intellectual property portfolio. As of February 26, 2001, we had filed 45 U.S. patent applications and seven international patent applications, which are subject to rights that we have granted to various collaborators and development partners. We have filed 16 trademark applications in the United States and have received allowances on six of them.

The patent positions of life science companies are generally uncertain and involve complex legal and factual questions. Our business could be hurt by any of the following:

  .  our pending patent applications may not result in issued patents;

  .  the claims of any issued patents may not provide meaningful protection;

  . we may be unsuccessful in developing additional proprietary technologies that are patentable;

  . our patents may not provide a basis for commercially viable products or provide us with any competitive advantages and may be challenged by third parties; and

  .  others may have patents that relate to our technology or business.

In addition, patent law relating to the scope of claims in the technology field in which we operate is still evolving. The extent of future patent protection is uncertain. In particular, we are aware of several groups that are attempting to identify and patent gene fragments and full-length genes, both characterized and uncharacterized. There is substantial uncertainty regarding the possible patent protection for gene fragments or genes without known function or correlation with specific functions. Furthermore, others may independently develop similar or alternative technologies, duplicate any of our technologies, and if patents are licensed or issued to us, design around the patented technologies licensed to or developed by us. In addition, we could incur substantial costs in litigation if we are required to defend ourselves in patent suits brought by third parties or if we initiate such suits.

We are aware of a number of U.S. patents and patent applications and related foreign patents and patent applications owned by third parties relating to gene sequences and the analysis of gene function. These other technologies may provide third parties with competitive advantages over us and may hurt our business. In addition, some third party patent applications contain broad claims, and it is not possible to determine whether or not applicants will narrow such claims during prosecution or whether patent offices will allow and issue patents on such claims, even if such claims appear to cover prior art or have other defects. An owner or licensee of a patent in the field may threaten or file an infringement action and we may or may not prevail in any such action. The cost of defending an infringement action may be substantial, which could significantly increase our expenses and increase our losses. Furthermore, other patent holders may not grant us required licenses on commercially viable terms, if at all. Failure to obtain any required license could prevent us from utilizing or commercializing one or more of our technologies or gene-related products.

We have applied, and intend to make additional applications, for patent protection for:

  . methods relating to gene sequencing, phenotype analysis, gene expression profiling, metabolic profiling and other methods for determination of gene function;

  .  bioinformatic technologies;

  .  function specific patterns of gene expression we identify; and

  .  individual genes and targets we discover.

Such patents may include claims relating to novel genes and gene fragments and to novel uses for known genes or gene fragments identified through our discovery programs. We may not be able to obtain meaningful patent protection for our discoveries; even if patents are issued, the scope of the coverage or protection they would afford is uncertain. Failure to secure such meaningful patent protection would endanger our competitive position.

With respect to proprietary know-how that is not patentable and for processes for which patents are difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests, including several elements of our FunctionFinder(TM) bioinformatics system. In addition, we are developing a proprietary index of plant and fungal gene and gene fragment sequences which we update on an ongoing basis. We will apply for patents on some of this data, whereas we will maintain other data as proprietary trade secret information. We have taken security measures to protect our proprietary know-how and technologies and confidential data and continue to explore further methods of protection. While we require all employees, consultants and commercial partners to enter into confidentiality agreements, we cannot be certain that others will not disclose proprietary information, or will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can meaningfully protect our trade secrets. In the case of arrangements with our commercial partners that require the sharing of data, our policy is to make available to our commercial partners only such data as is relevant to our agreements with such commercial partners, under controlled circumstances, and only during the contractual term of those agreements, and subject to a duty of confidentiality on the part of our customer. However, such measures may not adequately protect our data. Any material leak of confidential data into the public domain or to third parties may harm our business.

We are a party to various license agreements that give us rights to use technologies and biological materials in our research and development processes. We may not be able to maintain such rights on commercially reasonable terms, if at all. Failure by us to maintain such rights could harm our business.

EMPLOYEES

As of February 26, 2001, we had 210 full-time employees, of whom 47 hold Ph.D. degrees. Of our total workforce, 170 are engaged in research and development activities, and 40 are engaged in business development, finance and administration. None of our employees is represented by a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 2. PROPERTIES.

We currently lease an aggregate of approximately 132,000 square feet of single-story and multi-story office and laboratory facilities in Research Triangle Park, North Carolina. The first building lease, for approximately 28,000 square feet on Alexander Drive in Research Triangle Park, is on a month-to-month basis. The second building lease, for approximately 20,000 square feet on S. Miami Boulevard in Durham, expires August 31, 2005. The third building lease, for approximately 84,000 square feet on Alexander Drive in Research Triangle Park expires on November 18, 2010. We have the option to renew all leases. We also have an option to require a real estate investment trust to develop and finance an additional two-story laboratory and office facility covering approximately 50,000 square feet on our current site on Alexander Drive in Research Triangle Park.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Company's common stock, par value $.01 ("common stock") per share, is traded on the Nasdaq National Market ("Nasdaq") under the symbol "PDGM." The following table sets forth for the periods indicated the range of high and low sales prices for the common stock as reported by Nasdaq from the date that the Common Stock commenced public trading on May 5, 2000.


          2000                                    HIGH        LOW
          First Quarter......................     Not traded  Not traded
          Second Quarter.....................        $15.250     $ 7.000
          Third Quarter......................        $25.125     $12.125
          Fourth Quarter.....................        $28.563     $ 7.375

STOCKHOLDERS

As of March 19, 2001, there were approximately 250 holders of record of the Company's common stock and, according to the Company's estimates, approximately 4,500 beneficial owners of the Company's common stock.

DIVIDENDS

The Company has never declared or paid dividends on its capital stock and does not anticipate paying any dividends in the foreseeable future.

USE OF PROCEEDS

In connection with our initial public offering, we sold 6,000,000 shares of common stock at $7.00 per share for net proceeds of approximately $37.6 million, net of underwriting discounts, commissions and other offering costs. On May 31, 2000, the underwriters exercised an over-allotment option to purchase an additional 750,000 shares resulting in net proceeds of approximately $4.9 million. On May 5, 2000, the Securities and Exchange Commission declared our Registration Statement on Form S-1 (File No. 333-30758) effective. The following table sets forth our cumulative use of the net offering proceeds as of December 31, 2000:

    Construction and acquisition of plant buildings, facilities, and equipment......     $ 1,860,000
    Repayment of indebtedness.......................................................         423,000
    General corporate purposes......................................................         801,000
    Research and development expenses...............................................         666,000
    Cash and cash equivalents.......................................................       2,951,000
    Temporary investments...........................................................      33,853,000
    Long-term investments...........................................................       1,975,000

The foregoing use of net proceeds does not represent a material change in the use of net proceeds described in the Registration Statement.

ITEM 6. SELECTED FINANCIAL DATA

The statement of operations data for December 31, 1998, 1999 and 2000 and the balance sheet data as of December 31, 1999 and 2000 have been derived from our audited financial statements beginning on page F-1 of this report. The statement of operations data for the period from inception (September 9, 1997) through December 31, 1997 and the balance sheet data as of December 31, 1997 and 1998 have been derived from audited financial statements that are not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data shown below should be read in conjunction with our financial statements and the notes to those financial statements beginning on page F-1 and ``Management's Discussion and Analysis of Financial Condition and Results of Operations'' beginning on page 19 of this report.

                                                                   Period from
                                                                    inception
                                                                   (September
                                                                    1997) to
                                                                   December 31.       Years Ended December 31,
---------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts and shares outstanding)       1997         1998         1999          2000
---------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
Revenues:
  Commercial partnerships......................................    $       --   $      820   $    2,052   $     9,837
  Grant revenue................................................            --           51          145           500
                                                                   ----------   ----------   ----------   -----------
   Total revenues..............................................            --          871        2,197        10,337
Operating expenses:
  Research and development (includes $0, $0, $88 and $449
  respectively, of stock-based compensation)...................            71        3,641        7,615        18,115
  Selling, general and administrative (includes $0, $6, $112
  and $959, respectively, of stock-based compensation).........           149        1,530        4,826        10,961
                                                                   ----------   ----------   ----------   -----------
   Total operating expenses....................................           220        5,171       12,441        29,076
                                                                   ----------   ----------   ----------   -----------
Loss from operations...........................................          (220)      (4,300)     (10,244)      (18,739)
                                                                   ----------   ----------   ----------   -----------
Interest income (expense), net.................................            --           10         (376)        1,015
                                                                   ----------   ----------   ----------   -----------
Net loss.......................................................          (220)      (4,290)     (10,620)      (17,724)
                                                                   ----------   ----------   ----------   -----------
Beneficial conversion of Series C Preferred
Stock..........................................................            --           --           --       (12,000)
                                                                   ----------   ----------   ----------   -----------
Net loss attributable to common stockholders...................    $     (220)  $   (4,290)  $  (10,620)  $   (29,724)
                                                                   ==========   ==========   ==========   ===========


Net loss per share attributable to common stockholders --basic
and diluted....................................................    $    (0.19)  $    (1.14)  $   (2.51)   $     (1.61)
                                                                   ==========   ==========   ==========   ===========
Weighted average common shares outstanding--basic and
diluted........................................................     1,160,958    3,750,036    4,236,409    18,434,804
                                                                   ==========   ==========   ==========   ===========


                                                                                     December 31,
---------------------------------------------------------------------------------------------------------------------
(in thousands)                                                           1997         1998         1999          2000
---------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Cash, cash equivalents and short-term investments..............    $       18   $    3,455   $    3,956   $    36,804
Working capital................................................          (224)       1,148       (3,635)       16,808
Total assets...................................................            63        7,435       14,225        75,465
Long-term debt, net of current portion ........................            --        3,539        8,047        10,753
Preferred stock................................................            --        5,951       11,919            --
Accumulated deficit............................................          (253)      (4,543)     (15,163)      (32,887)
Total stockholders' (deficit) equity...........................          (216)       1,452       (2,827)       39,614

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)

                                                                                   2000
------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                    First     Second     Third    Fourth     Total
------------------------------------------------------------------------------------------------------------
Net revenues                                               $    593   $ 1,696   $ 3,536   $ 4,512   $ 10,337
Loss from  operations                                        (4,793)   (5,136)   (4,254)   (4,556)   (18,739)
Net loss                                                     (4,776)   (4,774)   (3,992)   (4,182)   (17,724)

Beneficial conversion of Series C Preferred Stock           (12,000)        -         -         -    (12,000)

Net loss attributable to common stockholders                (16,776)   (4,774)   (3,992)   (4,182)   (29,724)

Net loss per share attributable to common stockholders
 - basic and diluted                                       $  (3.11)  $ (0.29)  $ (0.16)  $ (0.16)  $  (1.61)



                                                                                   1999
------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                    First     Second     Third    Fourth     Total
------------------------------------------------------------------------------------------------------------
Net revenues                                               $    332   $   332   $   381   $ 1,152   $  2,197
Loss from operations                                         (1,991)   (2,381)   (2,909)   (2,963)   (10,244)
Net loss                                                     (2,041)   (2,439)   (2,993)   (3,147)   (10,620)
Net loss per share attributable to common stockholders
 - basic and diluted                                       $  (0.54)  $ (0.63)  $ (0.66)  $ (0.66)  $  (2.51)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based upon current expectations. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including those set forth under "Risk Factors", "Forward-Looking Statements'' and elsewhere in this report.

You should read the following discussion and analysis in conjunction with "Selected Financial Data" and the financial statements and related notes included elsewhere in this report.

OVERVIEW

We have industrialized the process of determining gene function to generate information that we believe will enable us and our commercial partners to develop novel products in four major sectors of the global economy: human health, nutrition, crop production and industrial products. We have developed an industrialized, high-throughput platform, known as the GeneFunction Factory(TM), capable of determining the function of over a hundred plant and microbial genes per week. We designed our GeneFunction Factory(TM) to be an integrated, rapid, industrial scale laboratory through which we can discover and modify genes, understand the consequences of the modifications and reliably determine the function of those genes.

Paradigm Genetics was founded in September 1997. We currently have commercial partnerships with Bayer AG in the area of crop production and with The Monsanto Company in the areas of crop production and nutrition. The commercial partnership with Bayer was signed in September 1998 and generated the majority of our revenues for fiscal years 2000, 1999 and 1998. The commercial partnership with Monsanto was signed in November 1999. This partnership began contributing revenues in the second quarter of fiscal year 2000. We also generated revenues in fiscal years 2000, 1999 and 1998 from a grant from the U.S. Department of Energy.

We have invested heavily in developing our GeneFunction Factory(TM) and in establishing our bioinformatics infrastructure. During the first quarter of 2001, we expanded our facilities by moving into a newly developed office and laboratory complex, housing our new generation GeneFunction Factory(TM), totaling approximately 84,000 square feet. We now occupy office and laboratory space totaling approximately 132,000 square feet. Our total number of employees increased to 193 employees at December 31, 2000 from 92 employees at December 31, 1999, and from 47 employees at December 31, 1998. Of our total number of employees on December 31, 2000, 79% were engaged in research and development activities. Our research and development efforts consisted of work performed under our commercial partnerships, our federal government grant and work advancing our own core technologies and programs.

We have incurred significant losses since our inception. As of December 31, 2000, our accumulated deficit was approximately $32.9 million and total stockholders' equity was approximately $39.6 million. Our net loss increased to approximately $17.7 million during the year ended December 31, 2000, compared to approximately $10.6 million during the year ended December 31, 1999, and $4.3 million during the year ended December 31, 1998. Operating expenses including non-cash compensation charges increased to approximately $29.1 million during the year ended December 31, 2000, from approximately $12.4 million during the year ended December 31, 1999, and $5.2 million during the year ended December 31, 1998. We expect to incur additional operating losses over at least the next two years as we continue to develop our GeneFunction Factory(TM), advance our internal research and development programs, establish the infrastructure necessary to support our business and increase our marketing activities.

Source of Revenue and Revenue Recognition Policy

Revenues are derived from commercial partnerships and from a government grant. Revenues related to fixed nonrefundable payments are recognized under commercial partnerships based on progress to completion in accordance with the applicable performance requirements of each commercial partnership. Our effort level under these partnerships is not ratable. Refundable fees received under commercial partnerships are initially deferred and recognized as revenues based on progress to completion over the term of the commercial partnerships beginning at the date that the refund right expires, which is the date on which the related performance requirements have been met. Nonrefundable fees received at the initiation of a commercial partnership are deferred and recognized as revenues on a progress-to-completion basis over the term of the commercial partnership with all other fixed nonrefundable payments received under the commercial partnerships. This is required as we have a future performance obligation under these partnerships which is performed as we deliver the results of our gene analysis to our commercial partners. Progress to completion under commercial partnerships is measured based on a comparison of the number of genes analyzed to the total number of genes to be analyzed, on a contract-by-contract basis. Milestone payments under commercial partnerships are recognized as revenue when the applicable milestone has been achieved, on a percentage of completion basis, and such achievement has been acknowledged by the other partner. Revenues from the government grant are recognized as expenses are incurred over the period of the grant. Cash received in excess of revenues recognized under commercial partnerships and the government grant is recorded as deferred revenue. Payments received under our commercial partnerships and government grant are generally non-refundable regardless of the outcome of the future research and development activities to be performed by us under these arrangements. As of December 31, 2000, we had deferred revenue of approximately $17.1 million.

Results of Operations

Years Ended December 31, 2000 and 1999.

Revenues. Revenues are comprised of amounts recognized under our commercial partnerships and a grant from the U.S. Department of Energy. Total revenues increased 371% to approximately $10.3 million in 2000 compared to approximately $2.2 million in 1999. This increase was primarily the result of higher throughput in our GeneFunction Factory(TM), the successful delivery of version
2.0 of our proprietary FunctionFinder(TM) bioinformatics system and the delivery to Bayer of a number of herbicide assays during the year.

Revenues earned under commercial partnerships increased 379% to approximately $9.8 million in 2000 compared to approximately $2.1 million in 1999. This increase was primarily the result of higher throughput in our GeneFunction Factory(TM) for Bayer and to a lesser extent the result of commencement of work for Monsanto. Revenues relating to our Bayer partnership increased to approximately $8.6 million in 2000 from approximately $2.1 million in 1999 and revenues relating to our Monsanto partnership increased from zero in 1999 to approximately $1.2 million in 2000. In the future we expect more of our revenue to come from our partnership with Monsanto than from our partnership with Bayer. Our partnership with Bayer has an initial term of three years, ending in September 2001, unless Bayer terminates it at an earlier date because we do not achieve specific milestones. Bayer has the option to extend the partnership for two additional years, and we believe that Bayer will exercise this option.

Grant revenues increased 245% to approximately $500,000 in 2000 from approximately $145,000 in 1999. This increase was the result of our U.S. Department of Energy grant being extended in 1999. In June 2001, this grant ends and will no longer contribute to our revenue.

Research and Development Expenses. Research and development expenses consist primarily of personnel costs, costs of supplies, facility costs, license fees, the recognition of deferred compensation and depreciation of laboratory equipment. Research and development expenses increased 138% to approximately $18.1 million in 2000 compared to approximately $7.6 million in 1999. Of this increase, approximately $5.1 million was due to an increased number of research and development staff, approximately $1.3 million was due to higher supplies, approximately $478,000 was due to higher facilities costs, approximately $445,000 was due to additional license fees, approximately $362,000 was due to the amortization of deferred compensation, and approximately $1.3 million was due to depreciation of additional laboratory equipment to support our commercial partnership agreements and develop our core technology. We expect to continue to devote substantial resources to research and development. We also expect that research and development expenses will continue to increase and that net losses will continue as a result.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of personnel costs, professional expenses, such as legal and accounting fees, facilities costs, business development costs, depreciation and the recognition of deferred compensation. Selling, general and administrative expenses increased 127% to approximately $11.0 million in 2000 compared to approximately $4.8 million in 1999. Of this increase, approximately $2.0 million was due to increased staffing necessary to manage and support our growth, approximately $825,000 was due to an increase in professional expenses, approximately $229,000 was due to higher facilities costs, approximately $410,000 was due to increased depreciation expenses and approximately $847,000 was due to the recognition of deferred compensation. We expect that our selling, general and administrative expenses will continue to increase as we expand our legal, accounting and business development staff, add infrastructure, incur additional costs related to being a public company, including directors' and officers' insurance premiums, investor relations programs and increased professional fees and continue to make commission payments related to our commercial partnerships.

Stock-Based Compensation Expense. Stock-based compensation expense represents the amortization of deferred compensation related to stock options granted to employees with an exercise price below the estimated fair value of our common stock at the date of grant, as determined by our board of directors. Deferred compensation is amortized over the vesting period of the related stock options, which is generally four years. We recognized approximately $1.3 million in non-cash compensation expense related to amortization of deferred compensation in 2000 as compared to approximately $200,000 in 1999.

Deferred compensation for options granted to employees has been determined as the difference between the estimated fair value for financial reporting purposes of our common stock on the date the options were granted and the exercise price. Deferred compensation for options granted to consultants has been determined in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as the fair value of equity instruments issued. In connection with the grant of stock options to employees, we recorded deferred compensation of approximately $1.3 million in 2000.

Other Income (Expense), Net. Other income (expense), net represents interest earned on our cash and cash equivalents and short-term investments offset by interest expense on long-term debt and capital leases and the recognition of a loss on disposal of assets. Other income, net was approximately $1.0 million in 2000, as compared to other expense, net of approximately $375,000 in 1999. This change was attributable to the interest we earned on our cash balances offset partially by increases in interest from higher senior long-term debt and notes payable secured by capital equipment purchases, and the recognition of a loss on the disposal of assets. We expect a de minimus other expense, net for 2001. Our interest earnings on cash balances may decrease as we continue to fund operations and service our debt.

Years Ended December 31, 1999 and 1998.

Revenues. Revenues are comprised of amounts recognized under a commercial partnership with Bayer, which was signed in September 1998, and a grant from the U.S. Department of Energy. Total revenues increased 152% to approximately $2.2 million in 1999 compared to approximately $871,000 in 1998. This increase was primarily the result of higher throughput in our GeneFunction Factory(TM), the successful delivery to Bayer of version 1.0 of our proprietary FunctionFinder(TM) bioinformatics system and the delivery to Bayer of several herbicide assays during the year.

Revenues earned under the commercial partnership with Bayer increased 150% to approximately $2.1 million in 1999 compared to approximately $820,000 in 1998. This increase was primarily a result of higher throughput in our GeneFunction Factory(TM). Substantially all of our revenues during 1999 and 1998 relate to the commercial partnership with Bayer.

Grant revenues increased 187% to approximately $145,000 in 1999 compared to approximately $51,000 in 1998. This increase was the result of the grant from the U.S. Department of Energy being extended in 1999.

Research and Development Expenses. Research and development expenses consist primarily of personnel costs, facility costs, costs of supplies, depreciation of laboratory equipment and the recognition of deferred compensation. Research and development expenses increased 109% to approximately $7.6 million in 1999 compared to approximately $3.6 million in 1998. Of this increase, approximately $2.5 million was due to an increased number of research and development staff, approximately $334,000 was due to higher facilities costs, and approximately $885,000 was due to depreciation of additional laboratory equipment to support our commercial partnerships and develop our core technology.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses consist primarily of personnel costs, facilities costs, business development costs, professional expenses, such as legal and accounting fees and the recognition of deferred compensation. Selling, general and administrative expenses increased 215% to approximately $4.8 million in 1999 compared to approximately $1.5 million in 1998. Of this increase, approximately $1.3 million was due to increased staffing necessary to manage and support our growth, approximately $209,000 was due to higher facilities costs, approximately $267,000 was due to an increase in professional expenses and approximately $397,000 was due to increased depreciation expenses.

Stock-Based Compensation Expense. Stock-based compensation expense represents the amortization of deferred compensation related to stock options granted to employees with an exercise price below the estimated fair value of our common stock at the date of grant, as determined by our board of directors. Deferred compensation is amortized over the vesting period of the related stock options, which is generally four years. We recognized approximately $200,000 in non-cash compensation expense related to amortization of deferred compensation in 1999 as compared to approximately $6,000 in 1998.

Other Income (Expense), Net. Other income (expense), net represents interest earned on our cash and cash equivalents and short-term investments offset by interest expense on long-term debt and capital leases. Other expense, net was approximately $376,000 in 1999 as compared to other income, net of $11,000 in 1998. This change was attributable to increases in senior long-term debt and an increase in notes payable secured by capital equipment purchases, partially offset by an increase in interest income on our cash balances.

Liquidity and Capital Resources

We have historically financed our operations through the sale of common and preferred stock, debt and capital lease financing, payments received from commercial partnerships and a government grant. From our inception through December 31, 2000, we have raised approximately $26.9 million in net cash proceeds from the sale of preferred stock. On May 10, 2000, we completed an initial public offering in which we sold 6,000,000 shares of common stock at $7.00 per share for net proceeds of approximately $37.6 million, net of underwriting discounts, commissions and other offering costs. On May 31, 2000, the underwriters exercised an over-allotment option to purchase an additional 750,000 shares resulting in net proceeds of approximately $4.9 million. During the year ended December 31, 2000, we raised approximately $6.9 million in secured debt financing from one financial institution. In February 2001, we signed a secured debt agreement with one lender that will allow us to access up to $6.5 million during 2001.

Annual maturities of other long-term debt secured in years subsequent to 2000 are approximately $3.4 million in 2001, approximately $5.8 million in 2002, approximately $3.0 million in 2003, and approximately $1.8 million in 2004. In addition, we have several noncancellable operating leases pertaining to office lease space and other equipment. Our minimum lease payments, under these leases, are approximately $1.8 million in 2001, approximately $1.7 million in 2002, approximately $1.6 million in 2003, approximately $1.6 million in 2004, approximately $1.9 million in 2005, and approximately $10.4 million thereafter.

We had cash, cash equivalents and short-term investments of approximately $36.8 million at December 31, 2000, approximately $4.0 million at December 31, 1999 and approximately $3.5 million at December 31, 1998. Our cash, cash equivalents, short-term investments and long-term investments totaled approximately $45.3 million at December 31, 2000. We believe that this balance coupled with cash from our commercial partners will be sufficient to cover our cash flow needs into the foreseeable future. We are exposed to interest rate fluctuations on cash equivalents, short-term investments, and long-term investment amounts outstanding under notes payable and lines of credit. Our cash and cash equivalents, short-term, and long-term investments are invested in financial instruments with interest rates based on financial market conditions.

We had working capital of approximately $16.8 million at December 31, 2000, a working capital deficit of approximately $3.6 million at December 31, 1999, and working capital of approximately $1.1 million at December 31, 1998. The increase in working capital between 2000 and 1999 was primarily due to proceeds from the completion of our initial public offering in May 2000, the issuance of convertible preferred stock in January 2000, an increase in secured debt financing and cash received from our commercial partners during the year. The decrease in working capital between 1998 and 1999 was primarily due to increases in deferred revenue from our commercial partners in 1999 with which we financed our operations, leasehold improvements and equipment purchases. These expenditures were partially offset by proceeds from sales of preferred stock and issuance of notes payable.

Our operating activities used cash of approximately $4.4 million in 2000, approximately $4.4 million in 1999 and approximately $2.1 million in 1998. Cash used in operating activities was primarily related to net operating losses.

Cash used in investing activities totaled approximately $57.2 million in 2000, approximately $7.6 million in 1999 and approximately $6.1 million in 1998. Investing activities consist primarily of net purchases of investments and additions to property and equipment. Capital expenditures totaled approximately $18.3 million in 2000, approximately $6.6 million in 1999 and approximately $3.7 million in 1998. The increase in capital expenditures was primarily a result of our investment in our GeneFunction Factory(TM), which includes laboratory and data processing equipment and leasehold improvements. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations. A portion of our cash may be used to acquire or invest in complementary businesses, products or technologies, or to obtain the right to use such complementary technologies.

Financing activities provided cash of approximately $63.3 million in 2000, approximately $11.5 million in 1999 and approximately $9.2 million in 1998. Cash provided by financing activities resulted from the receipt of approximately $42.5 million in net proceeds from our initial public offering in May 2000 and the receipt of approximately $15.0 million in net proceeds from the sale of Series C Preferred Stock in January 2000. In 1999 we received approximately $6.0 million in net proceeds from the sale of Series B Preferred Stock. In 1998 we received approximately $6.0 million in net proceeds from the sale of Series A Preferred Stock, including $350,000 in proceeds from bridge loans which were converted to Series A Preferred Stock. In addition, we had net borrowings under our notes payable for equipment financing of approximately $5.0 million in 2000, approximately $5.5 million in 1999 which includes $2.0 million under our senior note payable and approximately $3.6 million in 1998.

We expect to continue expanding our operations through internal growth and, possibly, through strategic acquisitions. We expect these activities will be funded from existing cash, cash flow from operations, and borrowings under our credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations for the foreseeable future. From time to time, we evaluate potential acquisitions and other growth opportunities, which might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities.

Recently Issued Accounting Standards

In March 2000, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25,
(b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000. The adoption did not have a material impact on our results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101, as amended by SAB 101A and SAB 101B, outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We have adopted SAB 101, and the adoption of SAB 101 did not have a significant impact on our revenue recognition policies.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities," or SFAS No.
133. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging activities and supercedes several existing standards. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not currently, nor does it intend in the future, to use derivative instruments and therefore, does not expect that the adoption of SFAS No. 133 will have any impact on its financial position or the results of operations.

Potential Volatility of Quarterly Operating Results and Stock Price

Our quarterly and annual operating results have fluctuated, and we expect that they will continue to fluctuate in the future. Factors that could cause these fluctuations include:

  . the timing of the initiation, progress or cancellation of commercial partnerships
  . the mix of work performed for our commercial partners in a particular period
  . the timing of internal expansion costs, and . the timing and amount of costs associated with evaluating and integrating acquisitions, if any.

Fluctuations in quarterly results or other factors beyond our control could affect the market price of our common stock. Such factors include changes in earnings estimates by analysts, market conditions in our industry, changes in pharmaceutical, agri-chemical, and biotechnology industries, and general economic conditions. Any effect on our common stock could be unrelated to our longer-term operating performance.

                           FORWARD-LOOKING STATEMENTS

Our forecast of the period of time through which our financial resources will be adequate to support our operations and other statements contained in this report are forward-looking and involve risks and uncertainties. Actual results could vary as a result of a number of factors. We believe that our existing cash and investment securities and anticipated cash flow from existing partnerships together with the net proceeds from our initial public offering will be sufficient to support our current operating plan into the foreseeable future.
We have based this estimate on assumptions that may prove to be wrong. It is possible that we may seek additional funding within this time frame. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available or, even if available, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results. Our future capital requirements will depend on many factors, including:

  .  the number, breadth and progress of our research programs

  . the achievement of the milestones under certain of our existing commercial partnerships

  . our ability to establish additional and maintain current and additional commercial partnerships

  . our commercial partners' success in commercializing products developed under our commercial partnership agreements

  . our success in commercializing products to which we have retained the rights under our commercial partnerships

  . the costs incurred in enforcing and defending our patent claims and other intellectual property rights, and

  . the costs and timing of obtaining regulatory approvals for any of our products.

This report contains other forward-looking statements, including statements regarding: our ability to successfully develop and improve our GeneFunction Factory(TM); database and other technologies; our ability to industrialize the process of gene function discovery and generate information enabling the development of novel products; our ability to establish intellectual property protection for our gene function information, databases, processes and other technologies; product development and commercialization efforts; our strategy;

anticipated increases in our revenues, and timing of revenues from commercial partnerships; our ability to meet or exceed our milestone targets and earn royalties under our commercial partnerships; our ability to enter into new partnerships and alliances; our intended use of the proceeds from our initial public offering and other financial resources; our research and development and other expenses; our operational and legal risks; the future of the genomics industry and the type of companies that will lead it; and building shareholder value.

Such statements are based on management's current expectations and are subject to a number of risks, factors and uncertainties that may cause actual results, events and performance to differ materially from those referred to in the forward-looking statements. These risks include, but are not limited to, our early stage of development, history of net losses, technological and product development uncertainties, reliance on research collaborations, uncertainty of additional funding and ability to protect our patents and proprietary rights. These and other risks are discussed below in Part I, Item 7 of this report, titled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors."

                                  RISK FACTORS

WE HAVE A HISTORY OF NET LOSSES. WE WILL CONTINUE TO INCUR NET LOSSES THAT MAY DEPRESS OUR STOCK PRICE.

We have incurred net losses in each year since our inception and expect these losses to continue. We experienced a net loss of approximately $17.7 million for the twelve months ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of approximately $32.9 million. To date, we have derived all of our revenues from two commercial partnerships and a government grant. We expect to derive revenue in the foreseeable future principally from commercial partnerships. We expect to spend a significant amount of capital to fund research and development and enhance our core technologies, including our GeneFunction Factory(TM). As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenues to become profitable. We cannot predict when, if ever, we will become profitable.

WE MAY NEVER BECOME PROFITABLE IF WE AND OUR COMMERCIAL PARTNERS ARE UNABLE TO DEVELOP OR COMMERCIALIZE OUR TECHNOLOGIES INTO PRODUCTS.

We have no experience in manufacturing and marketing products, and we currently do not have the resources or capability to manufacture products on a commercial scale. In order for us to commercialize our products on our own, we would need to develop, or obtain through outsourcing arrangements or through acquisitions, the capability to manufacture, market and sell products. Since we do not currently possess the resources necessary to develop and commercialize potential products ourselves, we must enter into commercial partnerships to develop and commercialize products.

We have entered into only two commercial partnerships, with Bayer and Monsanto, to fund the development of certain new products, including herbicides and plants with improved nutritional and growth characteristics. To date, we have derived most of our revenues from the commercial partnership with Bayer. If we are unable to successfully achieve milestones or our commercial partners fail to develop successful products, we will not earn the revenues contemplated under such partnerships. In addition, we may not be able to enter into additional commercial partnerships. We do not control the resources that our commercial partners devote to our projects and our commercial partners may not perform their obligations. Our commercial partnerships are subject to termination rights by the commercial partners. If any of our commercial partners were to terminate its relationship with us, or fail to meet its contractual obligations, it could have a material adverse effect on our revenues and it could have a material adverse effect on our ability to undertake research, to fund related and other programs and to develop, manufacture and market any products that may have resulted from the commercial partnership. Specifically, Bayer may not decide to exercise its option to extend our commercial partnership past September 2001, in which case our future revenues from this commercial partnership could be as much as $17.6 million lower than if Bayer decides to exercise the extension option. Also, we may pursue opportunities in fields that conflict with our commercial partners or in which our commercial partners could become active competitors. In either case, we may not be able to commercialize our products.

We may need additional financing, which may not be available, and any financings may dilute the percentage ownership of our existing stockholders, cause us to relinquish rights to our technologies or cause us to grant licenses on unfavorable terms.

Our existing capital resources may not be sufficient to fund our future operating plans and we may therefore need to raise significant additional capital. We have expended significant resources in developing our GeneFunction Factory(TM) and expect our capital expenditures and operating expenses to increase over the next several years as we continue developing the GeneFunction Factory(TM) and increase our research and development activities. The amount of additional capital which we expect we will need to raise will depend on many factors, including:

  .  the number, breadth and progress of our research programs;
  . the achievement of the milestones under certain of our existing commercial partnerships;

  . our ability to establish additional and maintain current and additional commercial partnerships;
  . our partners' success in commercializing products developed under our commercial partnerships;
  . our success in commercializing products to which we have retained the rights under our commercial partnerships;
  . the costs incurred in enforcing and defending our patent claims and other intellectual property rights; and
  . the costs and timing of obtaining regulatory approvals for any of our products.


We may need to raise additional capital through public or private equity offerings, debt financings or additional commercial partnerships and licensing arrangements. We may not be able to find additional financing when we need it or on terms favorable to our stockholders or us. If we raise additional capital by issuing equity securities, such an issuance will reduce the percentage ownership of existing stockholders. Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock. If we raise additional funds through commercial partnerships and licensing arrangements, we may be required to relinquish rights to certain of our technologies or product candidates, or to grant licenses on unfavorable terms.

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

IF WE WERE SUCCESSFULLY SUED FOR PRODUCT LIABILITY, WE COULD FACE SUBSTANTIAL LIABILITIES THAT EXCEED OUR RESOURCES.

We may be held liable if any product we develop, or any product which is made using our technologies, causes injury or is found unsuitable during product testing, manufacturing, marketing, sale or use. For example, a genetically modified food could, after it is sold, be found to cause illness in individuals who eat the food. Also, like other pharmaceutical products, those produced through genetically modified plants could be found to cause illness. These risks are inherent in the development of chemical, agricultural and pharmaceutical products. We currently do not have product liability insurance. If we choose to obtain product liability insurance but cannot obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims, the commercialization of products that we or our commercial partners develop may be prevented or inhibited. If we are sued for any injury caused by our products, our liability could exceed our total assets.

IF WE DO NOT COMPETE EFFECTIVELY, OUR LOSSES COULD INCREASE.

Our technology platform for the industrialization of gene function determination faces competition from functional genomics technologies, which are computer hardware and software technologies that researchers use to help them identify the role that specific genes play within organisms, created by others, including Exelixis, Inc., CuraGen Corporation, Rosetta Inpharmatics, Inc. and Large Scale Biology Corporation. We expect competition to intensify in genomics research as scientists achieve technology advances that become widely known. Genomic technologies have undergone and are expected to continue to undergo rapid and significant change. Our future success will depend in large part on maintaining a competitive position in the genomics field, and particularly in the functional genomics field. We or others may make rapid technological developments which may result in products or technologies becoming obsolete before we recover the expenses we incur in connection with our development. We or our commercial partners may offer products which could be made obsolete by less expensive or more effective crop enhancement, nutrition enhancement, drug discovery and industrial product development technologies, including technologies that may be unrelated to genomics. We may not be able to enhance our technology in ways necessary to compete successfully with newly emerging technologies.

Any products that we may develop alone or in collaboration with others will compete in highly competitive markets. In the specific markets in which we apply or intend to apply our technology platform, we face competition from plant genomics, pharmaceutical, agri-chemical and biotechnology companies. Many of our existing and potential competitors have substantially greater financial resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than we do. Many of these competitors have achieved substantial market penetration in the human health, nutrition, crop production, and industrial products markets.

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

IF WE ARE NOT ABLE TO ADEQUATELY ACQUIRE AND PROTECT PATENTS AND LICENSES, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS AND REMAIN COMPETITIVE.

Our business and competitive position will depend in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies and products in the United States and other countries. As of December 31, 2000, we had 43 U.S. patent applications and seven international patent applications pending covering our technology. We hold no issued patents and we may never receive patents on our applications in the United States or other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries.

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

We rely upon trade secret protection for our confidential and proprietary information. We have taken security measures to protect our proprietary information. These measures may not provide adequate protection for our trade secrets or other proprietary information. Even though we seek to protect our proprietary information by entering into confidentiality agreements with employees, commercial partners and consultants, people may still disclose our proprietary information, and we might not be able to meaningfully protect our trade secrets.

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

WE ARE AN EARLY STAGE COMPANY USING UNPROVEN TECHNOLOGIES AND, AS A RESULT, WE MAY NEVER ACHIEVE, OR BE ABLE TO MAINTAIN, PROFITABILITY.

You should evaluate us in light of the uncertainties affecting an early stage biotechnology company. Our GeneFunction Factory(TM) and our databases are still in development stage. We have not yet proven that determining the function of a gene in commercially significant target organisms will enable us to develop commercial products.

IF ADVERSE PUBLIC REACTION LIMITS THE ACCEPTANCE OF GENETICALLY MODIFIED PRODUCTS, DEMAND FOR ANY PRODUCTS THAT WE OR OUR COLLABORATORS MAY DEVELOP MAY DECREASE.

The commercial success of our product candidates will depend in part on public acceptance of the use of genetically modified products, including drugs, food, plants and plant products. Claims that genetically modified products are unsafe for consumption or pose a danger to the environment may influence public attitudes. Any genetically modified product that our collaborators or we may develop may not gain public acceptance. Due to public reaction in both the United States and Europe, some food processors and restaurants have already decided not to sell food that has been genetically altered or that contains genetically altered ingredients. If this policy continues or becomes more common, there could be a decrease in demand for products that we or our commercial partners may develop.

Any product that we or our commercial partners develop using the gene function information we provide may be subject to a lengthy and uncertain government regulatory process that may not result in the necessary approvals, may delay the commercialization of these products or may be costly, any of which could reduce our revenues.

Any new product that we or our commercial partners develop will likely undergo an extensive regulatory review process in the United States by the FDA and the USDA and by regulators in other countries before it can be marketed or sold. For example, in the United States, the FDA must approve any drug or biologic product before it can be marketed in the U.S. This review process can take many years and require substantial expense. In the future, we and our commercial partners may also be required to submit pre-market information to the FDA about food developed through biotechnology. Adverse publicity could lead to greater regulation and trade restrictions on imports and exports of genetically modified products. Changes in the policies of U.S. and foreign regulatory bodies could increase the time required to obtain regulatory approval for each new product.

Our efforts to date have been primarily limited to identifying targets. If regulators approve any products that we or our commercial partners develop, the approval may impose limitations on the uses for which a product may be marketed. Regulators may require the submission of post-market launch information about a product after approving it, and may impose restrictions, including banning the continued sale of the product, if they discover problems with the product or its manufacturer.

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

OUR STOCK PRICE MAY BE EXTREMELY VOLATILE.

The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies, particularly life science companies, have been highly volatile. Our common stock began public trading in May 2000. The trading price of our common stock has been extremely volatile, and we believe it will remain highly volatile and may fluctuate substantially.

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

Our operating results historically have fluctuated on a quarterly basis and are likely to continue to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Some of the factors, which could cause our operating results to fluctuate, include:

  . expiration of research contracts with commercial partners, which may not be renewed or replaced;
  . the success rate of our discovery efforts leading to milestones and royalties;
  . the timing and willingness of commercial partners to commercialize our products which would result in royalties; and
  . general and industry specific economic conditions, which may affect our commercial partners' research and development expenditures.

A large portion of our expenses, including expenses for facilities, equipment and personnel are relatively fixed. Accordingly, if revenues decline or do not grow as anticipated due to expiration of commercial partnerships or government research grants, failure to obtain new contracts or other factors, we may not be able to correspondingly reduce our operating expenses. In addition, we plan to significantly increase operating expenses in 2001. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

Our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price would likely decline.

IF OUR STOCKHOLDERS SELL SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK, THE MARKET PRICE OF OUR COMMON STOCK MAY FALL.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of December 31, 2000, there were 25,856,665 shares of common stock outstanding. All of the 6,750,000 shares sold in our initial public offering are freely transferable without restriction or further registration under the Securities Act, except for shares purchased by our "affiliates," as defined in Rule 144 of the Securities Act., The remaining shares of common stock outstanding will be "restricted securities" as defined in Rule 144. Holders of these shares may sell them in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

On October 19, 2000, all of our officers, directors and venture capital investors, representing approximately 65% or approximately 16.6 million of the outstanding shares of the Company, entered into lock-up agreements that restrict the sale, transfer and other dispositions of shares. To date, approximately 13.8 million of the shares have been released pursuant to the terms of the lock-up agreements. On April 1, 2001, the remaining approximately 2.8 million shares will be released.

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

SOME OF OUR EXISTING STOCKHOLDERS CAN EXERT CONTROL OVER US AND MAY NOT MAKE DECISIONS THAT ARE IN THE BEST INTERESTS OF ALL STOCKHOLDERS.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while, at the same time, maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short- and long-term investments in a variety of securities, including both government and corporate obligations and money market funds.

The Company's investments consist of securities of various types and maturities of five years or less, with a maximum average maturity of three years. These securities are classified as available-for-sale. Available-for-sale securities are recorded on the balance sheet at fair market value with unrealized gains or losses reported as part of accumulated other comprehensive income. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security.

The securities held in the Company's investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the available-for-sale securities. A rise in interest rates would have an adverse impact on the fair market value of fixed rate securities. If interest rates fall, floating rate securities may generate less interest income. The Company manages its exposure to interest rate risks through investing in securities with maturities of three years, or less.

Additionally, the Company is exposed to risk from changes in interest rates as a result of its borrowing activities. At December 31, 2000, the Company had total debt of $14.3 million. The Company's debt consists of equipment financing loans with approximately $12.0 million outstanding, with interest rates ranging from 11.3% to 14.2%; a promissory note with approximately $2.0 million outstanding, with an effective interest rate of 14.3%; and a capital lease obligation of approximately $0.3 million outstanding, with an effective interest rate of 10.3%. See Notes 7 and 11 of Notes to Financial Statements.

Paradigm was not exposed to material market risks associated with activities in derivative financial instruments, other financial instruments, or commodity instruments as of the year ended December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required pursuant to this item are included in Item 14 of this Annual Report on Form 10K and are presented beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We incorporate herein by reference the information under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement to be filed within 120 days after the end of our fiscal year (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

We incorporate herein by reference the information under the caption "Executive Compensation" contained in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We incorporate herein by reference the information under the caption, "Security Ownership of Certain Beneficial Owners and Management", contained in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  We incorporate herein by reference the information under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements. The following financial statements, and related notes, of Paradigm Genetics, Inc. and the report of Independent Public Accountants are filed as part of this Form 10-K.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants......................    F-2

Balance Sheets.........................................    F-3

Statements of Operations...............................    F-4

Statements of Stockholders' Equity (Deficit)...........    F-5

Statements of Cash Flows...............................    F-6

Notes to Financial Statements..........................    F-7

(a)(2) Financial Statement Schedules. All financial statement schedules required by Item 14(a)(2) have been omitted because they are inapplicable or because the required information has been included in the Financial Statements or Notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this report on Form 10-K.

Exhibit
Number        Description
------        -----------
----------------------------------------------------------------------------------------------------------------------------
              Plan and Agreement of Merger between Paradigm Genetics, Inc., a North Carolina corporation and Paradigm
    *   2.1   Genetics, Inc., a Delaware corporation (Filed as Exhibit 2.1)

----------------------------------------------------------------------------------------------------------------------------
    *   3.1   Restated Certificate of Incorporation (Filed as Exhibit 3.2)
----------------------------------------------------------------------------------------------------------------------------
        3.2   Amended and Restated By-Laws
----------------------------------------------------------------------------------------------------------------------------
    *   4.1   Form of Common stock Certificate (Filed as Exhibit 4.1)
----------------------------------------------------------------------------------------------------------------------------
    *  10.1   1998 Stock Option Plan (Filed as Exhibit 10.1)
----------------------------------------------------------------------------------------------------------------------------
    *  10.2   Amended and Restated Registration Rights Agreement, dated January 21, 2000, between the Registrant and certain Founders and Investors (Filed as Exhibit 10.6)
----------------------------------------------------------------------------------------------------------------------------
    *  10.3   First Amendment to the Amended and Restated Registration Rights Agreement between the Registrant and certain
              Investors and Founders (Filed as Exhibit 10.6.1)
----------------------------------------------------------------------------------------------------------------------------
    *  10.4   Amendment to the Founder Stock Repurchase and Vesting Agreement between the Registrant and John A. Ryals
              (Filed as Exhibit 10.13.1)
----------------------------------------------------------------------------------------------------------------------------
    *  10.5   Amendment to the Founder Stock Repurchase and Vesting Agreement between the Registrant and Jorn Gorlach
              (Filed as Exhibit 10.14.1)
----------------------------------------------------------------------------------------------------------------------------
    *  10.6   Amendment to the Founder Stock Repurchase and Vesting Agreement between the Registrant and Sandy J. Stewart
              (Filed as Exhibit 10.15.1)
----------------------------------------------------------------------------------------------------------------------------
    *  10.7   Amendment to the Founder Stock Repurchase and Vesting Agreement between the Registrant and Scott Uknes
              (Filed as Exhibit 10.16.1)
----------------------------------------------------------------------------------------------------------------------------
    *  10.8   Amended and Restated Lease Agreement, dated April 2000 between the Registrant and ARE-104 Alexander Road LLC
              (Filed as Exhibit 10.25.1)
----------------------------------------------------------------------------------------------------------------------------
    *  10.9   Lease Agreement between the Registrant and ARE-104 Alexander Road LLC dated April 2000
              (Filed as Exhibit 10.25.2)
----------------------------------------------------------------------------------------------------------------------------
    *  10.10  Tenant Certificate and Agreement, dated January 11, 2000, between the Registrant and ING Investment
              Management, LLC (Filed as Exhibit 10.29)
----------------------------------------------------------------------------------------------------------------------------
    *  10.11  First Amendment to Warrant to ARE-104 Alexander Road LLC (Filed as Exhibit 10.43.1)
----------------------------------------------------------------------------------------------------------------------------
    *  10.12  Warrant to Purchase Common stock, dated January 19, 2000, issued by the Registrant to
              ARE-104 Alexander Road LLC, and Escrow Agreement (Filed as Exhibit 10.45)
----------------------------------------------------------------------------------------------------------------------------
    *  10.13  First Amendment to Warrant to ARE-104 Alexander Road LLC (Filed as Exhibit 10.45.1)
----------------------------------------------------------------------------------------------------------------------------
    *  10.14  First Amendments to Warrants to Intersouth Partners III, LP and Intersouth Partners IV, LP
              (Filed as Exhibit 10.46.1)
----------------------------------------------------------------------------------------------------------------------------
    *  10.15  First Amendment to Warrant to Innotech Investments Limited (Filed as Exhibit 10.47.1)
----------------------------------------------------------------------------------------------------------------------------
    *  10.16  2000 Employee, Director and Consultant Stock Option Plan (Filed as Exhibit 10.48)
----------------------------------------------------------------------------------------------------------------------------
    *  10.17  2000 Employee Stock Purchase Plan (Filed as Exhibit 10.49)
----------------------------------------------------------------------------------------------------------------------------
   **  10.18  Alliance Agreement between LION bioscience AG and the Registrant dated November 22, 2000
----------------------------------------------------------------------------------------------------------------------------
       23.1   Consent of PricewaterhouseCoopers LLP
----------------------------------------------------------------------------------------------------------------------------


 * Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's Registration Statement filed on Form S-1 (File No. 333-30758)

**  Subject to a Confidential Treatment Request.

Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

(B) REPORTS ON FORM 8-K

      Not Applicable

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PARADIGM GENETICS, INC.


Dated: March 30, 2001             By: /s/ John A. Ryals
       --------------                ---------------------------
                                     John A. Ryals
                                     Chief Executive Officer and
                                     President


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures                          Title                         Date
----------                          -----                         ----


By: /s/ John A. Ryals       Chief Executive Officer,              March 30, 2001
   -----------------------  President and Director
   John A. Ryals            (principal executive
                            officer)

By: /s/ Ian A.W. Howes      Vice President of Finance             March 30, 2001
   -----------------------  and Chief Financial Officer
   Ian A.W. Howes           (principal financial and accounting
                            officer)

By: /s/ G. Steven Burrill   Director                              March 30, 2001
   -----------------------
   G. Steven Burrill

By: /s/ Michael Summers     Director                              March 30, 2001
   -----------------------
   Michael Summers

By: /s/ Robert Goodman      Director                              March 30, 2001
   -----------------------
   Robert Goodman

By: /s/ Henri Zinsli        Director                              March 30, 2001
   -----------------------
   Henri Zinsli

By: /s/ Mark B. Skaletsky   Director                              March 30, 2001
   -----------------------
   Mark B. Skaletsky

                            PARADIGM GENETICS, INC.

                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Accountants.............               F-2

Balance Sheets................................               F-3

Statements of Operations......................               F-4

Statements of Stockholders' Equity (Deficit)..               F-5

Statements of Cash Flows......................               F-6

Notes to Financial Statements.................               F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Stockholders
Paradigm Genetics, Inc.

    In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity (deficit), and of cash flows present fairly, in all material respects, the financial position of Paradigm Genetics, Inc. (the ``Company'') at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/   PricewaterhouseCoopers LLP

Raleigh, North Carolina
February 2, 2001

                            PARADIGM GENETICS, INC.

                                 BALANCE SHEETS

                                                                                                      December 31,
                                                                                             ---------------------------------
                                                                                                 2000                1999
                                                                                             ------------         ------------

                                    ASSETS
Current assets:
 Cash and cash equivalents.............................................................       $  2,146,904         $    468,342
 Restricted cash.......................................................................            804,543                   --
 Short-term investments................................................................         33,852,772            3,488,108
 Accounts receivable...................................................................          2,694,366              256,844
 Interest receivable...................................................................            304,541                   --
 Prepaid expenses......................................................................          2,102,741            1,157,851
                                                                                              ------------         ------------
  Total current assets.................................................................         41,905,867            5,371,145
Property and equipment, net............................................................         23,763,502            8,816,665
Long-term investments..................................................................          8,528,300                   --
Other assets, net......................................................................          1,267,077               37,494
                                                                                              ------------         ------------
   Total assets........................................................................       $ 75,464,746         $ 14,225,304
                                                                                              ============         ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable......................................................................       $  2,061,276         $  1,327,423
 Accrued liabilities...................................................................          2,392,415              571,184
 Deferred revenue......................................................................         17,095,605            5,825,237
 Long-term debt--current portion.......................................................          3,397,592            1,182,456
 Capital lease obligation--current portion.............................................            110,829              100,075
 Other liabilities.....................................................................             40,148                   --
                                                                                              ------------         ------------
  Total current liabilities............................................................         25,097,865            9,006,375
Long-term debt less current portion....................................................         10,641,334            7,823,780
Capital lease obligation--less current portion.........................................            112,021              222,850
                                                                                              ------------         ------------
   Total liabilities...................................................................         35,851,220           17,053,005
                                                                                              ------------         ------------

Commitments (Note 11)

Stockholders' equity (deficit):
 Convertible preferred stock, $0.01 par value; 5,000,000 and 15,000,000 shares authorized as of  December 31, 2000 and 1999, respectively:
  Series A Convertible Preferred Stock; -0- and 7,562,500 shares issued and
  outstanding as of December 31, 2000 and 1999, respectively.........................                 --              5,950,899
  Series B Convertible Preferred Stock; -0- and 2,790,698 shares issued and
  outstanding as of December 31, 2000 and 1999, respectively.........................                 --              5,967,819
 Common stock, $.01 par value; 50,000,000 shares authorized; 25,856,665 and 5,224,257
 shares issued and outstanding as of December 31, 2000 and 1999, respectively........              258,567               52,242
Additional paid-in capital...........................................................           75,349,957            3,529,452
Deferred compensation................................................................           (3,151,072)          (3,165,430)
Accumulated deficit..................................................................          (32,886,603)         (15,162,683)
Accumulated other comprehensive income...............................................               42,677                   --
                                                                                              ------------         ------------
   Total stockholders' equity (deficit)..............................................           39,613,526           (2,827,701)
                                                                                              ------------         ------------
   Total liabilities and stockholders' equity (deficit)..............................         $ 75,464,746         $ 14,225,304
                                                                                              ============         ============

    The accompanying notes are an integral part of the financial statements.

                            PARADIGM GENETICS, INC.

                           STATEMENTS OF OPERATIONS

                                                                                    Year Ended December 31,
                                                                           ------------------------------------------
                                                                                   2000           1999          1998
                                                                           ------------   ------------   -----------
Revenues:
 Commercial partnerships  .............................................    $  9,837,018   $  2,052,113   $   820,150
 Grant revenues........................................................         500,004        144,862        50,409
                                                                           ------------   ------------   -----------
   Total revenues......................................................      10,337,022      2,196,975       870,559
                                                                           ------------   ------------   -----------
Operating expenses:
   Research and development (includes $449,411, $87,365 and $0,
   respectively, of stock-based compensation)..........................      18,115,200      7,615,231     3,641,033
   Selling, general and administrative (includes $959,322, $112,147 and
   $6,371, respectively, of stock-based compensation)..................
                                                                             10,961,106      4,825,822     1,529,736
                                                                           ------------   ------------   -----------
   Total operating expenses............................................      29,076,306     12,441,053     5,170,769
                                                                           ------------   ------------   -----------
Loss from operations...................................................     (18,739,284)   (10,244,078)   (4,300,210)
                                                                           ------------   ------------   -----------
Other income (expense):
 Interest income                                                              2,808,802        246,896       139,494
 Interest expense                                                            (1,552,290)      (622,678)     (128,797)
 Loss on disposal of assets............................................        (241,148)            --            --
                                                                           ------------   ------------   -----------
   Other income (expense), net.........................................       1,015,364       (375,782)       10,697
                                                                           ------------   ------------   -----------

Net loss...............................................................     (17,723,920)   (10,619,860)   (4,289,513)

Beneficial conversion of Series C Preferred Stock......................     (12,000,000)            --            --
                                                                           ------------   ------------   -----------

Net loss attributable to common stockholders...........................    $(29,723,920)  $(10,619,860)  $(4,289,513)
                                                                           ============   ============   ===========


Net loss per share attributable to common stockholders - basic and
diluted................................................................          $(1.61)        $(2.51)       $(1.14)
                                                                           ============   ============   ===========



Weighted average common shares outstanding - basic and
diluted...............................................................       18,434,804      4,236,409     3,750,036
                                                                           ============   ============   ===========

    The accompanying notes are an integral part of the financial statements.

                            PARADIGM GENETICS, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)




                                    SERIES A                       SERIES B                      SERIES C
                                 PREFERRED STOCK                PREFERRED STOCK              PREFERRED STOCK
                             SHARES           AMOUNT          SHARES         AMOUNT        SHARES        AMOUNT
                          -------------  ----------------  -------------  -------------  -----------  -------------
Balance at December 31,
 1997...................            --       $        --             --    $        --           --    $        --
Stock based
 compensation...........            --                --             --             --           --             --
Issuance of Series A
 Preferred Stock........     7,125,000         5,600,899             --             --           --             --
Notes payable converted
 to Series A............       437,500           350,000             --             --           --             --
Preferred Stock.........
Exercise of stock
 options................            --                --             --             --           --             --
Net loss................            --                --             --             --           --             --
                           ------------   ---------------   ------------   ------------   ----------   ------------
Balance at December 31,
 1998...................     7,562,500         5,950,899             --             --           --             --
Issuance of Series B
 Preferred Stock........            --                --      2,790,698      5,967,819           --             --
Exercise of stock
 options................            --                --             --             --           --             --
Deferred compensation...            --                --             --             --           --             --
Amortization of
 deferred Compensation..            --                --             --             --           --             --
Net loss................            --                --             --             --           --             --
                          ------------   ---------------   ------------   ------------   ----------   ------------
Balance at December 31,
 1999...................     7,562,500         5,950,899      2,790,698      5,967,819           --             --
Issuance of Series C
 Preferred Stock........            --                --             --             --    3,000,000     14,965,192
Issuance of warrants....            --                --             --             --           --             --
Beneficial conversion
 charge - Series C
 Preferred Stock........            --                --             --             --           --     12,000,000
Sale of common stock in
 public offerings,
 net....................            --                --             --             --           --             --
Conversion of preferred
 stock into common
 stock..................    (7,562,500)       (5,950,899)    (2,790,698)    (5,967,819)  (3,000,000)   (26,965,192)
Exercise of stock
 options................            --                --             --             --           --             --
Purchase of restricted
 stock..................            --                --             --             --           --             --
Issue of shares
 pursuant to the 2000
 Employee Stock Purchase
 Plan...................            --                --             --             --           --             --
Unrealized gain on
 investments
 in marketable
 securities.............            --                --             --             --           --             --
Disgorgement of
 profits................            --                --             --             --           --             --
Deferred
 compensation...........            --                --             --             --           --             --
Compensation related to
 accelerated vesting of
 stock options..........            --                --             --             --           --             --
Amortization of
 deferred
 compensation...........            --                --             --             --           --             --
Net loss................            --                --             --             --           --             --
                        --------------------------------------------------------------------------------------------
Balance at December 31,
 2000...................            --       $        --             --    $        --           --    $        --
                        ============================================================================================


                                                                                                           ACCUMULATED    TOTAL
                                        COMMON STOCK            ADDITIONAL                                    OTHER    STOCKHOLDERS'
                              -----------------------------     PAID IN       DEFERRED     ACCUMULATED     COMPREHENSIVE  EQUITY
                                 SHARES         AMOUNT         CAPITAL     COMPENSATION       DEFICIT        INCOME      (DEFICIT)
                              ------------   --------------    --------    -------------      -------       --------     ---------
Balance at December 31,
 1997...................        3,749,997        $ 37,500    $         --    $        --    $   (253,310)    $    --   $  (215,810)
Stock based
 compensation...........               --              --           6,371             --              --          --         6,371
Issuance of Series A
 Preferred Stock........               --              --              --             --              --          --     5,600,899
Notes payable converted
 to Series A
 Preferred Stock........               --              --              --             --              --          --       350,000
Exercise of stock
 options................              250               2              18             --              --          --            20
Net loss................               --              --              --             --      (4,289,513)         --    (4,289,513)
                              -----------        --------     -----------    -----------    ------------    --------  ------------
Balance at December 31,
 1998...................        3,750,247          37,502           6,389             --      (4,542,823)         --     1,451,967
Issuance of Series B
 Preferred Stock........               --              --              --             --              --          --     5,967,819
Exercise of stock
 options................        1,474,010          14,740         158,121             --              --          --       172,861
Deferred compensation...               --              --       3,364,942     (3,364,942)             --                        --
Amortization of
 deferred Compensation..               --              --              --        199,512              --          --       199,512
Net loss................               --              --              --             --     (10,619,860)         --   (10,619,860)
                              -----------        --------     -----------    -----------    ------------    --------  ------------
Balance at December 31,
 1999...................        5,224,257          52,242       3,529,452     (3,165,430)    (15,162,683)         --    (2,827,701)
Issuance of Series C
 Preferred Stock........               --              --              --             --              --          --    14,965,192
Issuance of warrants....               --              --         361,138             --              --          --       361,138
Beneficial conversion
 charge - Series C
 Preferred Stock........               --              --     (12,000,000)            --              --          --            --
Sale of common stock in
 public offerings,
 net....................        6,750,000          67,500      42,462,832             --              --          --    42,530,332
Conversion of preferred
 stock into common
 stock..................       13,353,198         133,532      38,750,378             --              --          --            --
Exercise of stock
 options................          434,593           4,346         177,695             --              --          --       182,041
Purchase of restricted
 stock..................           (7,442)            (74)         (4,339)            --              --          --        (4,413)
Issue of shares
 pursuant to the 2000
 Employee Stock Purchase
 Plan...................          102,059           1,021         606,230             --              --          --       607,251
Unrealized gain on
 investments
 in marketable
 securities.............               --              --              --             --              --      42,677        42,677
Disgorgement of
 profits................               --              --          72,196             --              --          --        72,196
Deferred
 compensation...........               --              --       1,279,976     (1,279,976)             --          --            --
Compensation related to
 accelerated vesting of
 stock options..........               --              --         114,399             --              --          --       114,399
Amortization of
 deferred
 compensation...........               --              --              --      1,294,334              --          --     1,294,334
Net loss................               --              --              --             --     (17,723,920)         --   (17,723,920)
                         ----------------------------------------------------------------------------------------------------------
Balance at December 31,
 2000...................       25,856,665        $258,567     $75,349,957    $(3,151,072)   $(32,886,603)    $42,677  $ 39,613,526
                        ===========================================================================================================

The accompanying notes are an integral part of the financial statements

                            PARADIGM GENETICS, INC.

                           STATEMENTS OF CASH FLOWS


                                                                            Year Ended December 31,
                                                             -----------------------------------------------------------
                                                                   2000                 1999                    1998
                                                              -------------         ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET loss..............................................      $ (17,723,920)        $(10,619,860)           $ (4,289,513)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Deferred revenue....................................         11,270,368            4,340,387               1,484,850
    Depreciation and amortization.......................          3,133,785            1,588,762                 299,044
    Stock based compensation............................          1,408,733              199,512                   6,371
    Loss on disposal of assets..........................            241,148                   --                      --
    Changes in operating assets and liabilities
      Accounts receivable...............................         (2,437,522)            (167,819)                (88,525)
      Interest receivable...............................           (304,541)                  --                      --
      Prepaid expenses and other assets.................         (1,140,181)          (1,126,512)                (27,263)
      Accounts payable..................................            733,853            1,008,002                 290,404
      Rental deposit....................................           (560,960)                  --                      --
      Accrued liabilities...............................            944,642              348,722                 222,462
                                                              -------------         ------------            ------------
        Net cash used in operating activities...........         (4,434,595)          (4,428,806)             (2,102,170)
                                                              -------------         ------------            ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment....................        (18,321,770)          (6,583,134)             (3,650,783)
  Purchase of investments...............................       (146,977,931)         (26,214,499)            (15,021,015)
  Maturities of investments.............................        108,127,644           25,210,522              12,536,883
                                                              -------------         ------------            ------------
        Net cash used in investing activities...........        (57,172,057)          (7,587,111)             (6,134,915)
                                                              -------------         ------------            ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under notes payable........................          6,931,280            5,765,761               3,682,506
  Repayments of notes payable...........................         (1,898,590)            (302,506)                (39,525)
  Repayments of capital lease obligations...............           (100,075)             (90,364)                (53,835)
  Proceeds from issuance of convertible preferred
    stock, net..........................................         14,965,192            5,967,819               5,600,899
  Proceeds from issuance of common stock, net...........         43,137,583                   --                      --
  Disgorgement of profits...............................             72,196                   --                      --
  Purchase of restricted stock..........................             (4,413)                  --                      --
  Proceeds from exercise of stock options...............            182,041              172,861                      20
                                                              -------------         ------------            ------------
        Net cash provided by financing activities.......         63,285,214           11,513,571               9,190,065
                                                              -------------         ------------            ------------


Net increase (decrease) in cash and cash equivalents....          1,678,562             (502,346)                952,980
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR............            468,342              970,688                  17,708
                                                              -------------         ------------            ------------
CASH AND CASH EQUIVALENTS, END OF YEAR .................      $   2,146,904         $    468,342            $    970,688
                                                              =============         ============            ============

    The accompanying notes are an integral part of the financial statements.

                            PARADIGM GENETICS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.   The Company

Paradigm Genetics, Inc. (the ``Company'' or ``Paradigm'') was organized on September 9, 1997, to industrialize the process of gene function discovery. The Company has developed an industrialized, high-throughput platform, known as the GeneFunction Factory(TM), capable of determining the function of over a hundred plant and microbial genes per week. Paradigm determines gene function through an assembly-line process that generates information that will enable the Company to develop novel products in four major sectors of the global economy: human health, nutrition, crop production, and industrial products. The GeneFunction Factory(TM) has been designed as an integrated, rapid, industrial-scale laboratory through which the Company can discover and alter genes, understand the consequences of the modifications and reliably determine the function of those genes. The Company stores and annotates gene function information in its FunctionFinder(TM) bioinformatics system. Paradigm generates revenues by partnering with companies to commercialize novel products from the data in FunctionFinder(TM) in human health, nutrition, crop production, and industrial applications. If the Company's commercial partners commercialize products resulting from this information, the Company is entitled to receive royalty payments based upon product revenues.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

RESTRICTED CASH

Restricted cash comprises security deposits on the Company's new facilities. The rental deposit represents six months of base rent.

INVESTMENTS

The Company considers all investments in debt and equity securities purchased with a maturity of between three months and one year from the balance sheet date to be short-term investments. All investments are considered as available for sale and are carried at fair value. Unrealized gains and losses, net, on investments are recognized as a component of other comprehensive income. At December 31, 2000, the Company recognized $42,677 in unrealized gains on investments. At December 31, 1999 and 1998, the amortized costs of the Company's investments approximated their fair value. Realized gains on sales of investments are determined using the specific identification method. Realized gains and losses on sales of investments were not significant for the years ended December 31, 2000, 1999 and 1998.

PROPERTY AND EQUIPMENT

Property and equipment is primarily comprised of buildings, laboratory equipment, computer equipment, furniture, and leasehold improvements which are recorded at cost and depreciated using the straight-line method over their estimated useful lives which range from one to ten years. Expenditures for maintenance and repairs are charged to operations as incurred; major expenditures for renewals and betterments are capitalized and depreciated. Property and equipment acquired under capital leases are being depreciated over their estimated useful lives or the respective lease term, if shorter.

OTHER ASSETS

Other assets include deposits for building leases and other deferred costs.

                            PARADIGM GENETICS, INC.

CAPITALIZED SOFTWARE COSTS

The Company accounts for the costs of development of software applications to be sold to or used by third parties in accordance with Statement of Financial Accounting Standards No. 86 ``Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.'' Software development costs are required to be capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release. To date, the establishment of technological feasibility has substantially coincided with the release.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, investments, accounts payable, capital lease obligations and long-term debt, at December 31, 2000, and 1999, approximated their fair value due to the short term nature of these items.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of its property and equipment and other long-lived assets when circumstances indicate that an event of impairment may have occurred in accordance with the provisions of SFAS No. 121, ``Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of'' (``SFAS No. 121''). SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets or the business to which such assets relate. Impairment is measured based on the difference between the carrying value of the related assets or businesses and the discounted future cash flows of such assets or businesses. No impairment loss was required to be recognized during the years ended December 31, 2000, 1999 and 1998.

INCOME TAXES

The Company accounts for income taxes using the liability method which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of the Company's assets and liabilities and for tax carryforwards at enacted statutory rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established where necessary to reduce deferred tax assets to the amounts expected to be realized.

REVENUE RECOGNITION

Revenues are derived from commercial partnerships and from government grants. Revenues related to fixed nonrefundable payments are recognized under commercial partnerships based on progress to completion in accordance with the applicable performance requirements of each commercial partnership. The Company earns these revenues as it meets the deliverable requirements in its commercial partnerships. Refundable fees received under commercial partnerships are initially deferred and recognized as revenues based on progress to completion over the term of the commercial partnership beginning at the date that the refund right expires, which is the date on which the related performance requirements have been met. Nonrefundable fees received at the initiation of a commercial partnership are deferred and recognized as revenues on a progress to completion basis over the term of the commercial partnership with all other fixed nonrefundable payments received under the commercial partnerships. This is required as the Company has a future performance obligation under these partnerships which is met as the Company delivers the results of its gene analysis to its commercial partners. Progress to completion under commercial partnerships is measured based on a comparison of the number of genes analyzed to the total number of genes to be analyzed, on a contract by contract basis. The Company does not segment its commercial partnerships for purposes of the calculation of revenues to be recognized as the Company does not meet the criteria to allow segmentation specified in the relevant authoritative accounting guidance. Milestone payments under commercial partnerships will be recognized as revenue when the applicable milestone has been achieved, on a percentage of completion basis, and such achievement has been acknowledged by the other party to the commercial partnership. Revenues from government grants are recognized as expenses are incurred over the period of each grant. Cash received in excess of revenues recognized under commercial partnerships and government grants is recorded as deferred revenue. Payments received under the Company's commercial partnerships and government grants are generally non-refundable regardless of the outcome of the future research and development activities to be performed by the Company under these arrangements. The Company is currently recognizing revenue under Staff Accounting Bulletin 101 ("SAB 101") as issued by the Securities and Exchange Commission.

                            PARADIGM GENETICS, INC.

RESEARCH AND DEVELOPMENT

Research and development costs include expenses incurred by the Company to develop its proprietary GeneFunction Factory(TM), perform required services under commercial partnerships and government grants and perform research and development on internal projects. Research and development costs are expensed as incurred.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board (``APB'') Opinion No. 25, ``Accounting for Stock Issued to Employees'' (``APB No. 25'') which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company's common stock at the grant date, the difference between the fair value of the Company's common stock and the exercise price is recorded as deferred compensation. The Company recognized deferred compensation of $1,279,976 and $3,364,942 for the years ended December 31, 2000 and 1999, respectively. Deferred compensation is amortized to compensation expense over the vesting period of the related stock option. The Company recognized $1,294,334 and $199,512 in non-cash compensation expense related to amortization of deferred compensation during the years ended December 31, 2000 and 1999, respectively. The Company did not recognize any non-cash compensation expense for the year ended December 31, 1998 related to stock options granted to employees as no stock options were granted to employees with an exercise price below the estimated fair value of the Company's common stock until 1999. The Company has adopted the disclosure requirements Statement of Financial Accounting Standards No. 123, ``Accounting for Stock-Based Compensation,'' (``SFAS 123'') as it relates to stock options granted to employees, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of grant. Stock options or warrants granted to non-employees for services are accounted for in accordance with SFAS 123, which requires that these options and warrants be valued using the Black-Scholes model and the resulting charge is recognized as the related services are performed.

CASH FLOW

The Company made cash payments for interest of $1,552,290, $622,678 and $128,797 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Company acquired property and equipment through the assumption of capital lease obligations amounting to $467,125 for the year ended December 31, 1998.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of temporary cash and short-term investments and trade receivables. The Company primarily places its temporary cash, short-term and long-term investments with high-credit quality financial institutions which invest primarily in U.S. Government securities, commercial paper of prime quality and certificates of deposit guaranteed by banks which are members of the FDIC. Cash deposits are all in financial institutions in the United States. The Company performs ongoing credit evaluations to reduce credit risk and requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation.

The Company has two commercial partnerships, which accounted for 100% of the Company's commercial partnership revenues and 95% of total revenues for the year ended December 31, 2000. The Company had one commercial partner which accounted for 100% of the Company's commercial partnership revenues and 93% and 94% of total revenues for the years ended December 31, 1999 and 1998, respectively (see
Note 8).

COMPREHENSIVE INCOME (LOSS)

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, ``Reporting Comprehensive Income'' (``SFAS No. 130''). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's item of other comprehensive income during the year ended December 31, 2000 totaled $42,677 and consisted entirely of unrealized gains on investments in marketable securities. The Company had no items of other comprehensive income during the years ended December 31, 1999 and 1998.

                            PARADIGM GENETICS, INC.

NET INCOME (LOSS) PER COMMON SHARE

The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, ``Earnings Per Share,'' (``SFAS 128'') and SEC Staff Accounting Bulletin No. 98 (``SAB No. 98''). Under the provisions of SFAS 128 and SAB No. 98, basic net income (loss) per common share (``Basic EPS'') is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (``Diluted EPS'') is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and shares issuable upon the conversion of outstanding convertible preferred stock. The calculation of the net loss per share for the years ended December 31, 2000, 1999, and 1998 does not include 1,979,485 and 8,487,520 and zero potential shares of common share equivalents, respectively, as their impact would be antidilutive.

SEGMENT REPORTING

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, ``Disclosures About Segments of an Enterprise and Related Information'' (``SFAS 131''). This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company has determined that it operates in only one segment as of December 31, 2000 and 1999.

INTERNAL USE SOFTWARE

In March 1998, the Accounting Standards Executive Committee of the American Institute of Public Accountants (``AICPA''), issued Statement of Position No. 98-1, ``Accounting for the Costs of Computer Software Developed or Obtained for Internal Use'' (``SOP No. 98-1''), which provides guidance regarding when software developed or obtained for internal use should be capitalized. The Company adopted SOP No. 98-1 effective January 1, 1999. The adoption of SOP No. 98-1 did not have a material impact on the Company's financial position or results of operations as the predominant portion of the software applications used by the Company were purchased from third parties. The Company expenses the cost of accumulating and preparing data for use in its database applications as such costs are incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, ``Accounting for Derivative Instruments and Hedging Activities'' (``SFAS 133''). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as ``derivatives''), and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company does not currently, nor does it intend in the future, to use derivative instruments and therefore does not expect that the adoption of SFAS 133 will have any impact on its financial position or the results of operations.

3.   Property and Equipment

Property and equipment consists of the following:

                                                  December 31,
                                          -----------------------------
                                                 2000              1999
                                          -----------       -----------
Buildings.........................        $   349,692       $   221,065
Leasehold improvements............          8,065,251         2,700,467
Furniture and laboratory equipment         13,704,263         4,700,155
Computer equipment................          6,666,199         3,083,096
                                          -----------       -----------
  Total costs.....................         28,785,405        10,704,783
Less accumulated depreciation.....         (5,021,903)       (1,888,118)
                                          -----------       -----------
  Property and equipment, net.....        $23,763,502       $ 8,816,665
                                          ===========       ===========

Depreciation and amortization expense for the years ended December 31, 2000, 1999 and 1998 was $3,133,785, $1,588,762 and $299,044 respectively.

                            PARADIGM GENETICS, INC.

The Company leases certain equipment under capital lease agreements. The cost of equipment under capital leases at December 31, 2000 and 1999 was $467,125. The accumulated amortization for equipment under capital leases was $233,722 and $116,701 at December 31, 2000 and 1999, respectively.

4.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts payable and accounts receivable at December 31, 2000 and 1999 approximated their fair value due to the short-term nature of these items.

The fair value of the Company's short-term and long-term investments at December 31, 2000 and 1999 was determined based on quoted financial market prices. At December 31, 2000, the Company recognized $42,677 in unrealized gains on investments. At December 31, 1999, the fair market values approximated the carrying values.

The historical carrying value of the Company's capital lease obligations and long-term debt approximated their fair value because the interest rates on these obligations approximate rates currently available to the Company.

5.   ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

                                                      DECEMBER 31,
                                             2000                   1999
                                         ---------------------------------
Payroll.....................             $  668,902               $384,475
Vacation accrual............                373,553                154,709
Professional services.......                732,886                     --
Rental deposit..............                243,583                     --
Licenses....................                 50,000                     --
Other.......................                323,491                 32,000
                                         ----------               --------
                                         $2,392,415               $571,184
                                         ==========               ========

6.   INCOME TAXES

No provision for federal or state income taxes has been recorded as the Company has incurred net operating losses since inception.

Significant components of the Company's deferred tax assets and liabilities at December 31, 2000 and 1999 consist of the following:

                                                                               2000                   1999
                                                            ----------------------------------------------
Deferred tax assets:
  Domestic net operating loss carryforwards............                $  5,687,322            $ 3,778,046
  Deferred revenue.....................................                   6,602,323              2,259,318
  Stock based compensation.............................                     623,565                 79,852
  Compensation accruals................................                     335,435                 60,004
  Other...............................................                        4,387                  2,795
                                                                       ------------            -----------
  Total deferred tax assets...........................                   13,253,032              6,180,015
  Valuation allowance for deferred tax assets.........                  (12,517,221)            (5,831,327)
                                                                       ------------            -----------
  Deferred tax assets, net............................                      735,811                348,688
                                                                       ------------            -----------
Deferred tax liabilities:
  Property and equipment..............................                      735,811                348,688
                                                                       ------------            -----------
  Total deferred tax liabilities......................                      735,811                348,688
                                                                       ------------            ===========
  Net deferred tax asset (liability)..................                 $         --            $        --
                                                                       ============            ===========

At December 31, 2000, the Company provided a full valuation allowance against its net deferred tax assets since realization of these benefits could not be reasonably assured. The increase in valuation allowance resulted primarily from the additional net operating loss carryforward generated.

                            PARADIGM GENETICS, INC.

As of December 31, 2000, the Company had federal and state net operating loss carryforwards of $14,726,000. These net operating loss carryforwards begin to expire in 2012. The utilization of the federal net operating loss carryforwards is subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. The annual limitation on utilization of net operating losses generated prior to the change in stock ownership is $1,569,000 per year. Since this annual limitation exceeds the amount of loss generated prior to the ownership change, no net operating losses will be lost as a result of the application of the annual limitation.

Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for income taxes as follows:


                                                      2000                1999                1998
                                               ---------------------------------------------------
Effective Rate........................                   0%                  0%                  0%
                                               -----------         -----------         -----------
United States federal tax at statutory
 rate.................................         $(5,925,733)        $(3,610,752)        $(1,458,434)
State taxes (net of federal benefit)..            (777,974)           (505,617)           (203,635)
Change in valuation allowance.........           6,685,894           4,098,297           1,650,571
Other nondeductible expenses..........              17,813              18,072              11,498
                                               -----------         -----------         -----------
Provision for income taxes............         $        --         $        --         $        --
                                               ===========         ===========         ===========

7.   LONG-TERM DEBT

The Company's long-term debt at December 31, 2000 and 1999 consists of the following:

                                                      2000                      1999
                                               -------------------------------------
Senior note payable.....................       $ 2,000,000               $ 2,000,000
Notes payable for equipment financing...        12,038,926                 7,006,236
                                               -----------               -----------
  Total notes payable...................        14,038,926                 9,006,236
Less current maturities.................        (3,397,592)               (1,182,456)
                                               -----------               -----------
  Long-term portion.....................       $10,641,334               $ 7,823,780
                                               ===========               ===========

The equipment financing consists of several notes payable to two financial institutions for the financing of equipment purchases made in 1999 and 1998. The payment amount is specified in each note agreement and is approximately 1% of the outstanding balance for the first twelve months and then increases to 3% of the outstanding balance for the remaining 36 months. A balloon payment of the remaining balance on the notes is due at the maturity date of the respective notes. The stated interest rate ranges from 11.3% to 14.2%. The notes are collateralized by the equipment pledged against these proceeds by the Company.

In 2000, the Company entered into an additional equipment financing loan agreement for $7.0 million. The loan term will commence upon delivery of equipment with a monthly payment equal to 2.519% of original principal for a period of 48 months. At December 31, 2000, the Company had borrowed $6,931,280 against this loan agreement. No additional borrowings will be available under this loan agreement after January 31, 2001.

During July 1999, the Company entered into a $2.0 million senior debt agreement with a financial institution. The note has interest-only payments until March 1, 2002, followed by six equal principal and interest payments. The loan is collateralized by the Company's equipment, intellectual property and receivables. In connection with the debt, Paradigm issued the financial institution 116,279 warrants to purchase the Company's common stock at an exercise price of $2.15. The Company did not record any debt discount related to these warrants as their fair value as determined by the Black-Scholes valuation method was de minimus. This loan agreement prohibits the payment of any cash dividends until we have fully repaid this loan.

                            PARADIGM GENETICS, INC.

Annual maturities of the long-term debt for the years subsequent to December 31, 2000 are as follows:

                  2001........................       $ 3,397,592
                  2002........................         5,792,279
                  2003........................         3,014,225
                  2004........................         1,834,830
                  2005........................                --
                  Thereafter..................                --
                                                     -----------
                  Total.......................       $14,038,926
                                                     ===========

8.   COMMERCIAL PARTNERSHIPS

In September 1998, Paradigm entered into a commercial partnership with Bayer in which the Company is developing assays for the development of new herbicides. If the commercial partnership continues for the full initial research term, the Company will receive a minimum of $14.7 million in quarterly and up front payments during the three-year period from September 1998 through October 2001. If the agreement is extended and the Company meets all of its milestones, the Company will receive up to a maximum of an additional $25.1 million. The Company has recognized $11.5 million in cumulative revenues from the commercial partnership through December 31, 2000.

In addition, the Company is entitled to receive a royalty on the annual net sales of any herbicides developed by Bayer for a defined period of time.

In November 1999, Paradigm entered into a commercial partnership with Monsanto for the development of crop products and nutrition products. If the commercial partnership continues for the full research term and all required milestones are met, the Company will receive $41.5 million in quarterly and up-front payments during the six-year period from November 1999 through January 2006. Monsanto has options to extend the agreement. If the agreement is extended and all the required milestones are met, the Company will also receive up to an additional $107.5 million. The Company has recognized $1.2 million in cumulative revenues from the commercial partnership through December 31, 2000.

9.   STOCKHOLDERS' EQUITY (DEFICIT)

On May 10, 2000, the Company completed an initial public offering in which it sold 6,000,000 shares of common stock at $7.00 per share for net proceeds of approximately $37.6 million, net of underwriting discounts, commissions and other offering costs. Upon the closing of the offering, all the Company's convertible preferred stock converted into 13,353,198 shares of common stock. After the offering, the Company's authorized capital consisted of 50,000,000 shares of common stock, $0.01 par value per share, and 5,000,000 shares of preferred stock, $0.01 par value per share. On May 31, 2000, the underwriters exercised an over-allotment option to purchase an additional 750,000 shares resulting in net proceeds of approximately $4.9 million.

In April 2000, the number of authorized shares of common stock was increased to 50,000,000 shares, of which 25,856,665 and 5,224,257 shares were issued and outstanding at December 31, 2000 and 1999, respectively.

In January 2000, the Company sold 3,000,000 shares of Series C Preferred Stock to a group of investors for gross proceeds of $15,000,000 or $5.00 per share. The Series C Preferred Stock automatically converted into shares of the Company's common stock, upon the closing of the initial public offering, at a one-to-one conversion ratio. The Company has recorded a beneficial conversion charge of $12,000,000 to reflect the difference between the estimated fair value of the Company's Series C Preferred Stock of $9.00 per share and the $5.00 per share sales price of these shares.

In March 1999, the Company's Articles of Incorporation were amended and restated to increase the number of authorized shares of preferred stock to 15,000,000, of which 8,000,000 shares were designated Series A Preferred Stock, of which 0 and 7,562,500 shares were issued and outstanding at December 31, 2000 and 1999, respectively, and 2,790,698 shares were designated Series B Preferred Stock, of which 0 and 2,790,698 were issued and outstanding as of December 31, 2000 and 1999, respectively. The remaining 4,209,302 shares were undesignated. The Series A and B Preferred Stock automatically converted into shares of the Company's common stock upon the closing of the initial public offering at a one-to-one conversion ratio.

                            PARADIGM GENETICS, INC.

In March 1999, the Company sold 2,790,698 shares of Series B Preferred Shares in a private placement transaction in exchange for gross proceeds of $6,000,000 or $2.15 per share. The purchasers of the Series B Preferred Shares were primarily the same as the holders of the Series A Preferred Stock. All of the Series B Preferred Shares were issued at a price of $2.15.

10.   STOCK OPTIONS AND WARRANTS

In March 2000, the Company started issuing options under the 2000 Stock Option Plan (``the Plan'') which provided for the grant of up to 1,800,000 employee stock options. Stock options granted under the Plan are to have exercise periods not to exceed ten years. Options granted under the Plan generally vest over a period of four years from the date of grant. Option grants to new employees are generally made within 90 days of commencement of service with the Company and vest over a period of four years retroactively from the date of hire.

In February 1998, the Company adopted the 1998 Stock Option Plan (``the 1998 Plan'') which provided for the grant of up to 1,765,000 employee stock options. In March 1999, the 1998 Plan was amended to provide for the grant of up to 2,515,000 employee stock options. The board amended the 1998 Plan in November 1999 to increase the options available for grant to 3,715,000. In December 1999, the board authorized an additional 300,000 options for the 1998 Plan. Stock options granted under the 1998 Plan are to have exercise periods not to exceed ten years. Options granted under the 1998 Plan generally vest over a period of four years from the date of grant. Option grants to new employees are generally made within 90 days of commencement of service with the Company and vest over a period of four years retroactively from the date of hire. The 1998 Plan provides the right to exercise options before they are vested into shares of common stock subject to a repurchase right by the Company.


A summary of the status of the Plan and 1998 Plan at December 31, 2000, and changes during the years ended December 31, 2000, 1999 and 1998 are presented below:

                                                 SHARES               WEIGHTED AVERAGE
                                               UNDERLYING              EXERCISE PRICE
                                                 OPTIONS
                                             -------------------------------------------
Outstanding at December 31, 1997.......                  --                        $  --
  Granted..............................           1,683,050                         0.08
  Forfeited............................              (2,000)                        0.08
  Exercised............................                (250)                        0.08
                                                 ----------                        -----
Outstanding at December 31, 1998.......           1,680,800                         0.08
  Granted..............................           1,362,819                         0.33
  Forfeited............................             (95,823)                        0.08
  Exercised............................          (1,474,010)                        0.12
                                                 ----------                        -----
Outstanding at December 31, 1999.......           1,473,786                         0.28
  Granted..............................             722,302                         7.66
  Forfeited............................            (359,050)                        2.01
  Exercised............................            (429,688)                        0.41
                                                 ----------                        -----
Outstanding at December 31, 2000......            1,407,350                        $3.58
                                                 ==========                        =====

At December 31, 2000, the Company repurchased 7,442 shares of restricted stock which were subject to repurchase rights. At December 31, 2000 and 1999, the Company had 848,114 and 831,340 shares of common stock outstanding which were subject to the Company's lapsing right of repurchase in the event the holder's association with the Company terminates. These shares are the result of the exercise of unvested stock options by employees. The shares which relate to the exercise of unvested stock options generally vest over the four year vesting period of the underlying exercised stock options.

During 2000 and 1999, the Company issued stock options to certain employees with exercise prices below the deemed fair value of its common stock at the date of grant. In accordance with the requirements of APB 25, the Company has recorded deferred compensation and additional paid-in capital for the difference between the exercise price of the stock options and the estimated fair value of the Company's common stock at the date of grant. This deferred compensation is amortized to stock-based compensation expense over the period during which the options or restricted common stock, subject to repurchase, vest using the straight-line method, which is generally four years. The Company recognized $1,279,976 and $3,364,942 of deferred compensation in 2000 and 1999, respectively. The Company recognized $1,294,334 and $199,512 in deferred compensation expense during the years ended December 31, 2000 and 1999, respectively.

                            PARADIGM GENETICS, INC.

All options granted during the year ended December 31, 1998 were granted with an exercise price equal to the fair value of the underlying common stock on the grant date, as determined by the board of directors.

In addition, in February 2000, the Company granted 12,000 options with an exercise price of $5.00 per share to members of its Scientific Advisory Board. The Company recorded a charge of $72,000 at the date of the grant, which represents the fair value of these options determined through use of the Black-Scholes model.

The following table summarizes information about the Company's stock options at December 31, 2000:

                                         Options Outstanding
                       --------------------------------------------------------


  Range of Exercise         Number         WEIGHTED AVERAGE   WEIGHTED AVERAGE
       Prices             Outstanding      CONTRACTED LIFE     EXERCISE PRICE
-------------------------------------------------------------------------------
$0.00 - $2.39               808,940               7.4             $ 0.30
 2.40 -  4.78                89,879               8.6               3.36
 4.79 -  7.16               284,250               8.6               5.89
 7.17 -  9.55                 6,343               8.3               9.08
 9.56 - 11.94               123,593               7.2               9.96
11.95 - 14.33                 4,925               8.1              13.84
14.34 - 16.72                63,405               9.6              15.26
16.73 - 19.10                18,026               6.9              17.28
19.11 - 21.49                 2,272               6.7              20.08
21.50 - 23.88                 5,717               6.7              23.83


In January 2000, in connection with an amendment of the July 1999 operating lease agreement for a new facility, the Company issued an additional 60,000 warrants to purchase the Company's common stock with an exercise price of $5.00 per share. These warrants have an exercise period of 10 years. The fair value of these warrants at the date of grant was determined using the Black-Scholes option-pricing model to be $361,138. This amount has been deferred and is being recognized as an increase to rent expense over the term of the related lease.

In July 1999, the Company entered into a senior debt agreement. In connection with the agreement the Company issued 116,279 warrants to purchase the Company's common stock with an exercise price of $2.15 which will expire in July 2009. Also in July 1999, the Company entered into an operating lease agreement for a new facility being constructed. In connection with the agreement, the Company issued 150,000 warrants to purchase the Company's common stock with an exercise price of $3.00 per share, which will expire in July 2009. The fair value of these warrants as determined using the Black-Scholes model in accordance with SFAS 123 was de minimus.

At December 31, 1998, the Company had 437,500 warrants outstanding to purchase the Company's common stock at a price of $0.80, which expire in February 2008. The warrants were issued in connection with the Series A Preferred Stock financing.

The activity for stock warrants is presented in the following table:

                                                                         YEAR ENDED DECEMBER 31,
                                                                    2000                      1999
                                    --------------------------------------------------------------------------
                                         Shares       Weighted Average       Shares        Weighted Average
                                       Underlying      Exercise Price      Underlying       Exercise Price
                                        Warrants         Per Share          Warrants           Per Share
--------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year...        703,779              $1.49           437,500         $0.80
Issued.............................         60,000               5.00           266,279          2.63
                                           -------              -----           -------         -----
Outstanding at end of year.........        763,779               1.77           703,779          1.49
                                           =======              =====           =======         =====
Exercisable at end of year.........        763,779              $1.77           703,779         $1.49
                                           =======              =====           =======         =====

                            PARADIGM GENETICS, INC.

The Company continues to apply APB No. 25 and related interpretations in accounting for the Plan. Had compensation costs for the Plan been determined based on the fair value at the grant date for awards under the Plan consistent with the methods of SFAS No. 123, the Company's net loss and earnings per share (basic and diluted) for the years ended December 31, 2000, 1999 and 1998, would have been increased to the pro forma amounts indicated below:

                                                          Net Loss Attributable to             Pro Forma Net Loss
                                                            Common Stockholders              Attributable to Common
                          As Reported        Pro Forma     Per Share As Reported             Stockholders Per Share
-------------------------------------------------------------------------------------------------------------------------
2000 net loss
attributable to
common
stockholders.......     $(29,723,920)     $(32,298,655)           $(1.61)                             $(1.75)
                        ============      ============            ======                              ======

1999 net loss
attributable to
common
stockholders.......     $(10,619,860)     $(11,288,414)           $(2.51)                             $(2.66)
                        ============      ============            ======                              ======

1998 net loss
attributable to
common
stockholders......      $ (4,289,513)     $ (4,293,951)           $(1.14)                             $(1.15)
                        ============      ============            ======                              ======

The per share weighted average fair value of stock options granted during fiscal 2000, 1999 and 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2000, 1999 and 1998: expected dividend yield of 0%; risk free interest rate of 4.47% in 2000, 6.1% in 1999 and 6.0% in 1998 and; an expected option life of approximately six years in 2000 and five years in 1999 and 1998; and a volatility factor of 110% in 2000 and 0% in 1999 and 1998.

11. COMMITMENTS

The Company leases software under a noncancellable capital lease and leases office space and certain equipment under operating leases. Future minimum lease payments required under the leases at December 31, 2000 are as follows:

                                                                      Capital           Operating
                                                                      Leases             Leases
                                                                    -----------------------------
2001.......................................................         $ 128,560         $ 1,842,173
2002.......................................................           117,847           1,668,182
2003.......................................................              ----           1,578,169
2004.......................................................              ----           1,643,812
2005.......................................................              ----           1,855,517
Thereafter.................................................              ----          10,415,958
                                                                    ---------         -----------
    Total minimum lease payments...........................           246,407         $19,003,811
                                                                                      ===========
Less: amount representing interest.........................           (23,557)
                                                                    ---------
    Present value of net minimum lease payments............           222,850
Less: current portion......................................          (110,829)
                                                                    ---------
    Long-term portion capital lease obligations............         $ 112,021
                                                                    =========

Rent expense under operating leases totaled $1,242,994, $604,418 and $282,206 for the years ended December 31, 2000, 1999 and 1998, respectively.

In March 1998, the Company entered into an agreement with a consultant to identify commercial partnership opportunities for the Company. The consultant will receive a monthly fee for its services plus a success fee based on the amount of funding received by the Company under commercial partnerships entered into during the term of this consulting agreement. This consulting agreement can be cancelled sixty days after written notification. Based on the amount of funds received by the Company from its commercial partnerships through December 31, 2000, the Company has paid this consultant success fees of approximately $427,000. If the Company receives the maximum amount of funding under its existing commercial partnerships, approximately an additional $1.7 million in success fees will be required to be paid to this consultant.

                            PARADIGM GENETICS, INC.

12. QUARTERLY FINANCIAL DATA (UNAUDITED):


-----------------------------------------------------------------------------------------------
2000                         First         Second         Third        Fourth         Total
-----------------------------------------------------------------------------------------------

Net revenues............  $    593,221   $ 1,695,871   $ 3,535,824   $ 4,512,106   $ 10,337,022

Loss from operations....    (4,793,391)   (5,135,853)   (4,254,045)   (4,555,995)   (18,739,284)

Net loss................    (4,776,273)   (4,774,073)   (3,991,489)   (4,182,085)   (17,723,920)

Beneficial conversion
  of Series C Preferred
  Stock.................   (12,000,000)           --            --            --    (12,000,000)

Net loss attributable
  to common stockholders.   (16,776,273)   (4,774,073)   (3,991,489)   (4,182,085)   (29,723,920)

Net loss per share
  attributable to common
  stockholders - basic
  and diluted...........  $      (3.11)  $     (0.29)  $     (0.16)  $     (0.16)  $      (1.61)

-----------------------------------------------------------------------------------------------
1999                         First         Second         Third        Fourth         Total
-----------------------------------------------------------------------------------------------

Net revenues............  $    332,363   $   332,363   $   380,662   $ 1,151,587   $  2,196,975

Loss from operations....    (1,991,460)   (2,380,638)   (2,909,027)   (2,962,953)   (10,244,078)

Net loss................    (2,040,557)   (2,439,478)   (2,993,307)   (3,146,518)   (10,619,860)

Net loss per share
  attributable to common
  stockholders - basic
  and diluted...........  $      (0.54)  $     (0.63)  $     (0.66)  $     (0.66)  $      (2.51)


                                 EXHIBIT INDEX

-----------------------------------------------------------------------------------------------------------------
Exhibit             Description
Number              -----------
------------
-----------------------------------------------------------------------------------------------------------------
   3.2        Amended and Restated By-Laws
-----------------------------------------------------------------------------------------------------------------
  10.18**     Alliance Agreement between LION bioscience AG and the Registrant
-----------------------------------------------------------------------------------------------------------------
  23.1        Consent of PricewaterhouseCoopers LLP
-----------------------------------------------------------------------------------------------------------------

**  Subject to a Confidential Treatment Request.