Form 10-Q
period 2001-03-31
PARADIGM GENETICS INC
filed 2001-05-10
CIK 1057217

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
             1934 For the quarterly period ended: March 31, 2001.

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

Title of each class
Common stock $.01 par value
Shares outstanding on May 7, 2001.....................................26,326,044

                             PARADIGM GENETICS, INC.

                                      INDEX

                                                                                      Page
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
         Condensed Balance Sheets - March 31, 2001(unaudited) and
            December 31, 2000............................................................3

         Condensed Statements of Operations - Three months ended
         March 31, 2001 and 2000 (unaudited) ............................................4

         Condensed Statements of Cash Flows - Three months ended
         March 31, 2001 and 2000 (unaudited) ............................................5

         Notes to Condensed Financial Statements.........................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................................11

Item 3   Quantitative and Qualitative Disclosures About Market Risk.....................15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................16

Item 2.  Changes in Securities and Use of Proceeds......................................16

Item 3.  Defaults Upon Senior Securities................................................16

Item 4.  Submission of Matters to a Vote of Security Holders............................16

Item 5   Other Information - Risk Factors...............................................17

Item 6.  Exhibits and Reports on Form 8-K...............................................22

Signature...............................................................................23

Exhibit Index...........................................................................24

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             PARADIGM GENETICS, INC.
                            CONDENSED BALANCE SHEETS


                                                                                                   March 31,      December 31,
                                                                                                      2001            2000
                                                                                                 -------------   --------------
                                                                                                  (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents ..............................................................       $ 4,006,528     $ 2,146,904
   Short-term investments .................................................................        23,552,257      33,852,772
   Accounts receivable ....................................................................         2,617,949       2,694,366
   Interest receivable ....................................................................           260,513         304,541
   Prepaid expenses .......................................................................         2,131,647       2,102,741
                                                                                                    ---------       ---------
     Total current assets .................................................................        32,568,894      41,101,324
Restricted cash ...........................................................................         1,404,543         804,543
Property and equipment, net ...............................................................        25,371,652      23,763,502
Long-term investments .....................................................................         8,034,500       8,528,300
Other assets, net .........................................................................         1,319,223       1,267,077
                                                                                                    ---------       ---------
     Total assets .........................................................................       $68,698,812     $75,464,746
                                                                                                  ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .......................................................................       $ 1,259,609     $ 2,061,276
   Accrued liabilities ....................................................................         1,289,590       2,392,415
   Deferred revenue .......................................................................        16,427,275      17,095,605
   Long-term debt--current portion ........................................................         3,512,760       3,397,592
   Capital lease obligation--current portion ..............................................           113,693         110,829
   Other current liabilities ..............................................................           136,991          40,148
                                                                                                      -------      ----------
     Total current liabilities ............................................................        22,739,918      25,097,865
Long-term debt, less current portion ......................................................         9,718,752      10,641,334
Capital lease obligation, less current portion ............................................            82,501         112,021
                                                                                                       ------      ----------
     Total liabilities ....................................................................        32,541,171      35,851,220
                                                                                                   ----------      ----------

Commitments

Stockholders' equity:
     Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized, none
     issued or outstanding:                                                                                --              --
     Common stock, $0.01 par value; 50,000,000 shares authorized; 26,323,111 and
     25,856,665 shares issued and outstanding as of March 31, 2001 and December 31,
     2000, respectively ...................................................................           263,231         258,567
Additional paid-in capital ................................................................        75,366,127      75,349,957
Deferred compensation .....................................................................        (2,687,690)     (3,151,072)
Accumulated deficit .......................................................................       (36,896,406)    (32,886,603)
Accumulated other comprehensive income ....................................................           112,379          42,677
                                                                                                      -------     -----------
     Total stockholders' equity ...........................................................        36,157,641      39,613,526
                                                                                                   ----------      ----------
     Total liabilities and stockholders' equity ...........................................       $68,698,812     $75,464,746
                                                                                                  ===========     ===========

The accompanying notes are an integral part of these condensed financial statements.

                             PARADIGM GENETICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                 Three Months Ended
                                                                                                       March 31
                                                                                               2001                 2000
                                                                                         -----------------------------------
Revenues:
         Commercial partnerships                                                            $ 5,385,805        $    468,220
         Grant revenues                                                                          64,863             125,001
                                                                                         -----------------------------------
                  Total revenues                                                              5,450,668             593,221
                                                                                         -----------------------------------
Operating expenses:

         Research and development (includes $188,252 and $102,352 of stock-based compensation expense for the three months ended March 31, 2001 and
         March 31, 2000, respectively)
                                                                                              6,395,358           3,102,719

         Selling, general and administrative (includes $148,472 and $247,630 of stock-based compensation expense for the three months ended March 31,
         2001 and March 31, 2000, respectively)
                                                                                              3,219,605           2,283,893
                                                                                         -----------------------------------

                  Total operating expenses                                                    9,614,963           5,386,612
                                                                                         -----------------------------------

Loss from operations                                                                         (4,164,295)         (4,793,391)
                                                                                         -----------------------------------

Other income (expense):
         Interest income                                                                        631,851             296,993
         Interest expense                                                                      (477,359)           (279,875)
                                                                                         -----------------------------------
                  Other income (expense), net                                                   154,492              17,118
                                                                                         -----------------------------------

Net loss                                                                                     (4,009,803)         (4,776,273)

Beneficial conversion feature of Series C Preferred Stock                                            --         (12,000,000)
                                                                                         -----------------------------------

Net loss attributable to common stockholders                                                $(4,009,803)       $(16,776,273)
                                                                                         ===================================

Net loss per share attributable to common stockholders -
basic and diluted                                                                                $(0.15)             $(3.11)

Weighted average common shares outstanding - basic and diluted
                                                                                             26,097,515           5,394,915

The accompanying notes are an integral part of these condensed financial statements.

                             PARADIGM GENETICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Three Months Ended March 31,
                                                                                          2001                   2000
                                                                                        -------------------------------------
Cash flows from operating activities:
         Net loss                                                                            $(4,009,803)        $(4,776,273)

         Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
                  Depreciation and amortization                                                1,212,894             578,829
                  Stock-based compensation                                                       336,724             349,982
                  Changes in operating assets and liabilities:
                           Accounts receivable                                                    76,417              34,660
                           Interest receivable                                                    44,028                  --
                           Prepaid expenses and other assets                                     104,249              98,141
                           Accounts payable                                                     (801,667)            767,667
                           Restricted cash                                                      (843,583)                 --
                           Accrued and other current liabilities                                (762,399)           (128,889)
                           Deferred revenue                                                     (668,330)          9,569,211
                                                                                        -------------------------------------


                           Net cash (used in) provided by operating activities                (5,311,470)          6,493,328
                                                                                        -------------------------------------

Cash flows from investing activities:
         Purchase of property and equipment                                                   (2,821,044)         (3,003,838)
         Purchase of investments                                                             (13,437,066)        (28,609,395)
         Maturities of investments                                                            24,301,083          11,254,539
                                                                                        -------------------------------------

                           Net cash provided by (used in) investing activities                 8,042,973         (20,358,694)
                                                                                        -------------------------------------

Cash flows from financing activities:
         Repayments of notes payable                                                            (983,754)           (253,038)
         Repayments of capital lease obligations                                                 (35,617)            (24,069)
         Proceeds from issuance of convertible preferred stock, net                                   --          14,965,192
         Proceeds from exercise of stock options                                                 151,208             150,697
         Purchase of restricted stock                                                             (3,716)                 --
         Deferred  stock issuance costs                                                               --            (558,560)
                                                                                        -------------------------------------

                           Net cash (used in) provided by financing activities                  (871,879)         14,280,222
                                                                                        -------------------------------------

Net increase in cash and cash equivalents                                                      1,859,624             414,856
Cash and cash equivalents, beginning of period                                                 2,146,904             468,342
                                                                                        -------------------------------------
Cash and cash equivalents, end of period                                                     $ 4,006,528         $   883,198
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

                             Paradigm Genetics, Inc.
                     Notes to Condensed Financial Statements
                                   (unaudited)


Note 1. Organization and Summary of Significant Accounting Policies

Organization

Paradigm Genetics, Inc. (the "Company" or "Paradigm") was organized on September 9, 1997, to industrialize the process of gene function discovery. The Company has developed an industrialized, high-throughput platform, known as the GeneFunction Factory(TM), capable of determining the function of over a hundred plant and microbial genes per week. Paradigm determines gene function through an assembly-line process that generates information that we believe will enable the Company to develop novel products in four major sectors of the global economy: human health, nutrition, crop production, and industrial products. The GeneFunction Factory(TM) has been designed as an integrated, rapid, industrial-scale laboratory through which the Company can discover and alter genes, understand the consequences of the modifications and reliably determine the function of those genes. The Company stores and annotates gene function information in its FunctionFinder(TM) bioinformatics system. Paradigm generates revenues by partnering with companies to commercialize novel products in its target markets. If the Company's commercial partners commercialize products resulting from this information, the Company is entitled to receive royalty payments based upon product revenues.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or for any future period. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 30, 2001.

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

Restricted Cash

Restricted cash comprises security deposits relating to the Company's new facilities.

Investments

The Company considers all investments in debt and equity securities purchased with a maturity of between three months and one year from the balance sheet date to be short-term investments. All investments are considered as available for sale and are carried at fair value. Unrealized gains and losses, net, on investments are recognized as a component of other comprehensive income. At

                            Paradigm Genetics, Inc.
                    Notes to Condensed Financial Statements
                                  (unaudited)

March 31, 2001, the Company had recorded $112,379 in unrealized gains on investments. At December 31, 2000 the Company had recorded $42,677 in unrealized gains on investments. Realized gains on sales of investments are determined using the specific identification method.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, investments, and accounts payable at March 31, 2001 and December 31, 2000, approximated their fair value due to the short term nature of these items. Capital lease obligation and long-term debt, at March 31, 2001 and December 31, 2000 approximated their fair value based on the Company's effective borrowing rate.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets when circumstances indicate that an event of impairment may have occurred in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets or the business to which such assets relate. Impairment is measured based on the difference between the carrying value of the related assets or businesses and the discounted future cash flows of such assets or businesses. No impairment loss was required to be recognized during the three months ended March 31, 2001 or the year ended December 31, 2000.

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

                            Paradigm Genetics, Inc.
                    Notes to Condensed Financial Statements
                                  (unaudited)

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of temporary cash, short-term investments and trade receivables. The Company primarily places its temporary cash, short-term and long-term investments with high-credit quality financial institutions which invest primarily in U.S. Government securities, commercial paper of prime quality and certificates of deposit guaranteed by banks which are members of the FDIC. Cash deposits are all in financial institutions in the United States. The Company performs ongoing credit evaluations to reduce credit risk and requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation.

Comprehensive Income (Loss)

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's total comprehensive loss for the three-month periods ended March 31, 2001 and 2000 was $3,940,101 and $4,776,273, respectively. The Company's other comprehensive gain consisted of unrealized gains on investments of $69,702 for the three-month period ended March 31, 2001. The Company had no other items of other comprehensive gains or losses during the three months ended March 31, 2001 and 2000.

                            Paradigm Genetics, Inc.
                    Notes to Condensed Financial Statements
                                  (unaudited)

Net Income (Loss) Per Common Share

The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB No. 98"). Under the provisions of SFAS 128 and SAB No. 98, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and shares issuable upon the conversion of outstanding convertible preferred stock.

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive for the periods indicated:

                                                     Three Months Ended
                                                          March 31,
                                                   2001              2000
                                              ---------------  ---------------
Preferred stock ..............................              -       13,353,198
Options to purchase common stock .............      1,980,957        1,536,792
Warrants .....................................        303,779          763,779

Segment Reporting

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company has determined that it operates in only one segment as of March 31, 2001 and 2000.

Internal Use Software

The Company follows SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP No. 98-1"), which provides guidance regarding when software developed or obtained for internal use should be capitalized. The Company expenses the cost of accumulating and preparing data for use in its database applications as such costs are incurred.

Recent Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company does not currently, nor does it intend in the future, to use derivative instruments and therefore the adoption of SFAS 133 did not have any impact on its financial position or the results of operations.

Note 2. Deferred Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the

                            Paradigm Genetics, Inc.
                    Notes to Condensed Financial Statements
                                  (unaudited)

Company's common stock and the exercise price is recorded as deferred compensation. The Company recognized non-cash compensation expense related to amortization of deferred compensation of approximately $259,974 for the three months ended March 31, 2001 and approximately $349,982 for the three months ended March 31, 2000. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") as it relates to stock options granted to employees, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of grant. Stock options or warrants granted to non-employees for services are accounted for in accordance with SFAS 123, which requires that these options and warrants be valued using the Black-Scholes model and the resulting charge is recognized as the related services are performed. The Company recognized $76,750 for the three months ended March 31, 2001 for stock options issued to consultants.

Note 3. Series C Preferred Stock - Beneficial Conversion Feature

         In January 2000, the Company sold 3,000,000 shares of Series C Preferred Stock to a group of investors for gross proceeds of $15,000,000 or $5.00 per share. The Series C Preferred Stock automatically converted into shares of the Company's common stock at a one-to-one conversion ratio upon the consummation of its initial public offering on May 10, 2000. The Company has recorded a beneficial conversion feature charge of $12,000,000 in the three months ended March 31, 2000 to reflect the difference between the estimated fair value of the Company's Series C Preferred Stock of $9.00 per share and the $5.00 per share sales price of these shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based upon current expectations. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including those set forth under "Risk Factors", "Forward-Looking Statements" and elsewhere in this report.

You should read the following discussion and analysis in conjunction with our financial statements and notes thereto included elsewhere in this report and the 2000 audited financial statements and notes thereto included in our report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001.

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

Paradigm Genetics was founded in September 1997. We currently have commercial partnerships with Bayer AG in the area of crop production and with The Monsanto Company in the areas of crop production and nutrition. The commercial partnership with Bayer was signed in September 1998. The commercial partnership with Monsanto was signed in November 1999 and began contributing revenues in the second quarter of fiscal year 2000. We also generated revenues for the three months ended March 31, 2001 and 2000 from a grant from the U.S. Department of Energy.

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

We have incurred significant losses since our inception. As of March 31, 2001, our accumulated deficit was approximately $36.9 million and total stockholders' equity was approximately $36.2 million. Our net loss decreased to approximately $4.0 million during the three months ended March 31, 2001, compared to approximately $4.8 million during the three months ended March 31, 2000. The decrease in our net loss over this period was the result of a significant increase in total revenues which more than offset the increase in total operating expenses. Operating expenses, including non-cash compensation charges, increased to approximately $9.6 million during the three months ended March 31, 2001, from approximately $5.4 million during the three months ended March 31, 2000. The increase in operating expenses over this period was primarily due to higher research and development costs as a result of increased throughput in our GeneFunction Factory(TM) and increased spending on our core technologies. We expect to incur additional operating losses over at least the next year as we continue to develop our GeneFunction Factory(TM), advance our internal research and development programs, establish the infrastructure necessary to support our business and increase our marketing activities.

Source of Revenue and Revenue Recognition Policy

Revenues are derived from commercial partnerships and from a government grant. Revenues related to fixed nonrefundable payments are recognized under commercial partnerships based on progress to completion in accordance with the applicable performance requirements of each commercial partnership. Our effort level under these partnerships is not ratable. Refundable fees received under commercial partnerships are initially deferred and recognized as revenues based on progress to completion over the term of the commercial partnerships beginning at the date that the refund right expires, which is the date on which the related performance requirements have been met. Nonrefundable fees received at the initiation of a commercial partnership are deferred and recognized as revenues on a progress-to-completion basis over the term of the commercial partnership with all other fixed nonrefundable payments received under the commercial partnerships. This is required as we have a future performance obligation under these partnerships which is performed as we deliver the results of our gene analysis to our commercial partners. Progress to completion under commercial partnerships is measured based on a comparison of the number of genes analyzed to the total number of genes to be analyzed, on a contract-by-contract basis. Milestone payments under commercial partnerships are recognized as revenue when the applicable milestone has been achieved, on a percentage of completion basis, and such achievement has been acknowledged by the other partner. Revenues from the government grant are recognized as expenses are incurred over the period of the grant. Cash received in excess of revenues recognized under commercial partnerships and the government grant is recorded as deferred revenue. Payments received under our commercial partnerships and government grant are generally non-refundable regardless of the outcome of the future research and development activities to be performed by us under these arrangements. As of March 31, 2001, we had deferred revenue of approximately $16.4 million.

Results of Operations

Three Months Ended March 31, 2001 and 2000.

Revenues. Revenues are comprised of amounts recognized under our commercial partnerships and a grant from the U.S. Department of Energy. Total revenues increased 819% to approximately $5.5 million for the three months ended March 31, 2001 compared to approximately $593,000 for the three months ended March 31, 2000. This increase was primarily the result of higher throughput in our GeneFunction Factory(TM) reflecting increased work on our Bayer and Monsanto commercial partnerships.

Revenues relating to our Bayer partnership increased 684% to approximately $3.7 million for the three months ended March 31, 2001 compared to approximately $468,000 for the three months ended March 31, 2000. Revenues relating to our Monsanto partnership increased from zero in the three months ended March 31, 2000 to approximately $1.7 million for the three months ended March 31, 2001. Our partnership with Bayer has an initial term of three years, ending in September 2001, unless Bayer terminates it at an earlier date because we do not achieve specific milestones. Bayer has the option to extend the partnership for two additional years, and we believe that Bayer will exercise this option.

Grant revenues decreased 48% to approximately $65,000 for the three months ended March 31, 2001 compared to approximately $125,000 for the three months ended March 31, 2000. In June 2001, this grant will end and will no longer contribute to our revenue.

Research and Development Expenses. Research and development expenses consist primarily of personnel costs, including the recognition of deferred compensation, costs of supplies, facility costs, license fees and depreciation of laboratory equipment. Research and development expenses increased 106% to approximately $6.4 million for the three months ended March 31, 2001 compared to approximately $3.1 million for the three months ended March 31, 2000. This increase was primarily due to an increase in the number of research and development staff, increased laboratory supply usage, higher facilities costs, additional license fees, amortization of deferred compensation and depreciation of additional laboratory equipment. These cost increases were the result of increased throughput in our GeneFunction Factory(TM) relating to our commercial partnerships and to the development of our core technologies. We expect to continue to devote substantial resources to research and development. We also expect that research and development expenses will continue to increase and that net losses will continue as a result.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of personnel costs, including the recognition of deferred compensation expense, professional expenses, such as legal and accounting fees, facilities costs, business development costs and depreciation. Selling, general and administrative expenses increased 41% to approximately $3.2 million for the three months ended March 31, 2001 compared to approximately $2.3 million for the three months ended March 31, 2000. This increase was primarily due to increased staffing necessary to manage and support our growth, increased professional expenses, higher facilities costs and increased depreciation expenses. We expect that our selling, general and administrative expenses will continue to increase as we expand our business development and marketing activities, add legal, accounting and administrative staff, and continue to make commission payments related to our commercial partnerships.

Other Income (Expense), Net. Other income (expense), net represents interest earned on our cash and cash equivalents, short-term investments and long-term investments offset by interest expense on long-term debt and capital leases. Other income (expense), net increased 803% to approximately $154,000 for the three months ended March 31, 2001 compared to approximately $17,000 for the three months ended March 31, 2000. This increase was attributable to the increase in interest earned on our cash balances, partially offset by increases in interest paid on senior long-term debt and notes payable. We expect that other income (expense), net will decrease as we use our cash balances to fund our operations and service our debt.

Liquidity and Capital Resources

In February 2001, we signed a secured debt agreement with a lender that will allow us to access up to $6.5 million of additional financing during 2001. Future annual maturities of other long-term debt are approximately $3.4 million in 2001, approximately $5.8 million in 2002, approximately $3.0 million in 2003, and approximately $1.8 million in 2004. In addition, we have several noncancellable operating leases pertaining to office lease space and other equipment. Our minimum lease payments, under these leases, are approximately $1.8 million in 2001, approximately $1.7 million in 2002, approximately $1.6 million in 2003, approximately $1.6 million in 2004, approximately $1.9 million in 2005, and approximately $10.4 million thereafter.

We had cash, cash equivalents and short-term investments of approximately $27.6 million at March 31, 2001, compared to approximately $36.0 million at December 31, 2000. Our cash, cash equivalents, short-term investments and long-term investments totaled approximately $35.6 million at March 31, 2001, compared to approximately $44.5 million at December 31, 2000. During the three months ended March 31, 2001, we used approximately $5.3 million to fund operating expenses, approximately $2.8 million to fund capital equipment purchases and leasehold improvements and approximately $1.0 million to repay principal on secured debt. We believe that our cash balance of approximately 35.6 million coupled with cash from our commercial partners will be sufficient to cover our cash flow needs for at least the next two years. We are exposed to interest rate fluctuations on cash equivalents, short-term investments, and long-term investment, and amounts outstanding under notes payable and lines of credit. Our cash and cash equivalents, short-term, and long-term investments are invested in financial instruments with interest rates based on financial market conditions.

We had working capital of approximately $9.8 million at March 31, 2001 compared to $16.0 million at December 31, 2000. The decrease in working capital during the three months ended March 31, 2001 was primarily due to the funding of the net loss, purchases of property and equipment, leasehold improvements and repayments of principal under our secured debt agreements.

Our operating activities used cash of approximately $5.3 million for the three months ended March 31, 2001 compared to cash provided by operations of approximately $6.5 million for the three months ended March 31, 2000. Cash used in operating activities was primarily related to funding net operating losses.

Cash provided by investing activities totaled approximately $8.0 million for the three months ended March 31, 2001 compared to cash used in investing activities of approximately $20.4 million for the three months ended March 31, 2000. Investing activities consist primarily of net maturities of investments offset by additions to property and equipment. Cash provided by investing activities increased for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 primarily as a result of approximately $15.0 million from the issuance of convertible preferred stock in the three months ended March 31, 2000 being invested in long-term investments, and as a result of long-term investments being liquidated in the three months ended March 31, 2001 to fund working capital requirements. Capital expenditures totaled approximately $2.8 million for the three months ended March 31, 2001 compared to approximately $3.0 million for the three months ended March 31, 2000. Capital expenditures for the three months ended March 31, 2001 primarily consisted of our investment in our GeneFunction Factory(TM), which includes laboratory and data processing equipment and leasehold improvements. We expect to continue to make investments in the purchase of property and equipment to support our expanding operations. A portion of our cash may be used to acquire or invest in complementary businesses, products or technologies, or to obtain the right to use such complementary technologies.

Cash used in financing activities totaled approximately $872,000 for the three months ended March 31, 2001 compared to cash provided by financing activities of approximately $14.3 million for the three months ended March 31, 2000. Cash used in financing activities for the three months ended March 31, 2001 was primarily comprised of principal payments under secured debt agreements.

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

Recently Issued Accounting Standards


In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities," or SFAS No.
133. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging activities and supercedes several existing standards. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not currently, nor does it intend in the future, to use derivative instruments and therefore, the adoption of SFAS No. 133 did not have any impact on its financial position or the results of operations.

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

This report contains other forward-looking statements, including statements regarding: our ability to successfully develop and improve our GeneFunction Factory(TM); database and other technologies; our ability to industrialize the process of gene function discovery and generate information enabling the development of novel products; our ability to establish intellectual property protection for our gene function information, databases, processes and other technologies; product development and commercialization efforts; our strategy; anticipated increases in our revenues, and timing of revenues from commercial partnerships; our ability to meet or exceed our milestone targets and earn royalties under our commercial partnerships; our ability to maintain current and enter into new partnerships and alliances; our intended use of the proceeds from our initial public offering and other financial resources; our research and development and other expenses; our operational and legal risks; the future of the genomics industry and the type of companies that will lead it; and building shareholder value.

Such statements are based on management's current expectations and are subject to a number of risks, factors and uncertainties that may cause actual results, events and performance to differ materially from those referred to in the forward-looking statements. These risks include, but are not limited to, our early stage of development, history of net losses, technological and product development uncertainties, reliance on research collaborations, uncertainty of additional funding and ability to protect our patents and proprietary rights. These and other risks are discussed below in Part II, Item 5 of this report, titled "Other information - Risk Factors."

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes since December 31, 2000.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

         (a)      Not applicable.

         (b)      Not applicable.

         (c)      Not applicable.

         (d) On May 5, 2000, in connection with our initial public offering, the Securities and Exchange Commission declared a Registration Statement on Form S-1 (No. 333-30758) effective that registered 6,900,000 shares of our common stock. The managing underwriters were Chase Securities Inc., J.P. Morgan Securities Inc., Pacific Growth Equities, Inc. and Stephens Inc. On May 10, 2000, we sold 6,000,000 of such shares of our common stock at an initial public offering price of $7.00 per share, generating gross offering proceeds of $42.0 million. After deducting $2.45 million in underwriting discounts and approximately $1.9 million in other related expenses, the net proceeds to the Company were approximately $37.6 million. On May 31, 2000, we sold an additional 750,000 shares of common stock at the initial public offering price of $7.00 per share pursuant to the exercise by the underwriters of their over-allotment option with respect to such shares, generating additional gross offering proceeds of $5.25 million. After deducting $367,500 in underwriting discounts, the additional net proceeds to the Company from the over-allotment were approximately $4.9 million.

     The remaining proceeds from our initial public offering have been invested in corporate paper, bonds and money market funds. We intend to use the net proceeds for research and development, acquisitions of plant and equipment, development of our physical infrastructure and general corporate purposes, including the possible acquisition of or investment in complementary businesses, products or technologies. The following table sets forth our cumulative use of the net offering proceeds as of March 31, 2001:

    Research and development expenses .............................   $7,396,000
    Construction and acquisition of plant buildings, facilities,
    and equipment .................................................    5,205,000
    Repayment of indebtedness .....................................    1,540,000
    General corporate purposes ....................................    1,066,000
    Restricted Cash ...............................................      849,000
    Cash and cash equivalents .....................................    4,007,000
    Temporary investments .........................................   22,466,000

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

We have incurred net losses in each year since our inception and expect these losses to continue. We experienced a net loss of approximately $4.0 million for the quarter ended March 31, 2001. As of March 31, 2001, we had an accumulated deficit of approximately $36.9 million. To date, we have derived all of our revenues from two commercial partnerships and a government grant. We expect to derive revenue in the foreseeable future principally from commercial partnerships. We expect to spend a significant amount of capital to fund research and development and enhance our core technologies, including our GeneFunction Factory(TM). As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenues to become profitable. We cannot predict when, if ever, we will become profitable.

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

Our business and competitive position will depend in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies and products in the United States and other countries. As at May 7, 2001, we had 72 U.S. patent applications and 8 international patent applications pending covering our technology. We hold no issued patents and we may never receive patents on our applications in the United States or other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of May 7, 2001, there were 26,326,044 shares of common stock outstanding. All of the 6,750,000 shares sold in our initial public offering are freely transferable without restriction or further registration under the Securities Act, except for shares purchased by our "affiliates," as defined in Rule 144 of the Securities Act. The remaining shares of common stock outstanding are "restricted securities" as defined in Rule 144. Holders of these shares may sell them in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

Exhibit 3.1 Restated Certificate of Incorporation (Filed as Exhibit 3.2 to Registration Statement on Form S-1, Registration No. 333-
30758, and incorporated herein by reference).

Exhibit 3.2 Amended and Restated Bylaws (Filed as Exhibit 3.4 to Registration Statement on Form S-1, Registration No. 333-
30758, and incorporated herein by reference).

Exhibit 4.1 Form of Common Stock Certificate (Filed as Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-
30758, and incorporated herein by reference).


         (b)      Reports on Form 8-K

Paradigm filed no reports on Form 8-K during the quarter ended March 31, 2001.

PARADIGM GENETICS, INC.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         PARADIGM GENETICS, INC.


DATE: May 10, 2001         SIGNATURE: /s/ Ian A.W. Howes

         Ian A.W. Howes
         Chief Financial Officer and
         Vice President of Finance
         and Operations (chief
         accounting officer)

EXHIBIT INDEX


Exhibit 3.1 Restated Certificate of Incorporation (Filed as Exhibit 3.2 to Registration Statement on Form S-1, Registration No. 333-
30758, and incorporated herein by reference).

Exhibit 3.2 Amended and Restated Bylaws (Filed as Exhibit 3.4 to Registration Statement on Form S-1, Registration No. 333-
30758, and incorporated herein by reference).

Exhibit 4.1 Form of Common Stock Certificate (Filed as Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-
30758, and incorporated herein by reference).