Form 10-Q
period 2001-06-30
PARADIGM GENETICS INC
filed 2001-08-13
CIK 1057217

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
              1934 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2001.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                 ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                            COMMISSION FILE NUMBER:
                                    0-30365

                            PARADIGM GENETICS, INC.
         ------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                       56-2047837
   --------------------------------                       -------------------
    (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

       108 ALEXANDER DRIVE, RESEARCH TRIANGLE PARK, NORTH CAROLINA 27709
   ------------------------------------------------------------------------
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

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

Title of each class
Common stock $.01 par value
Shares outstanding on August 09, 2001..........................26,354,369

                            PARADIGM GENETICS, INC.

                                     INDEX


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets - June 30, 2001(unaudited) and
         December 31, 2000..................................................   3


         Condensed Statements of Operations - Three and six months ended
         June 30, 2001 and 2000 (unaudited).................................   4

         Condensed Statements of Cash Flows - Six months ended
         June 30, 2001 and 2000 (unaudited).................................   5

         Notes to Condensed Financial Statements............................   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................  11

Item 3   Quantitative and Qualitative Disclosures About Market Risk.........  16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  17

Item 2.  Changes in Securities and Use of Proceeds..........................  17

Item 3.  Defaults Upon Senior Securities....................................  17

Item 4.  Submission of Matters to a Vote of Security Holders................  17

Item 5   Other Information - Risk Factors...................................  19

Item 6.  Exhibits and Reports on Form 8-K...................................  24

Signature...................................................................  25

Exhibit Index...............................................................  26

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            PARADIGM GENETICS, INC.
                           CONDENSED BALANCE SHEETS

                                                               JUNE 30,          DECEMBER 31,
                                                                 2001                2000
                                                                 ----                ----
                                                              (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 18,284,241        $  2,146,904

  Short-term investments....................................     5,561,875          33,852,772

  Accounts receivable.......................................     3,905,977           2,694,366

  Interest receivable.......................................       336,705             304,541

  Prepaid expenses..........................................     2,165,235           2,102,741
                                                              ------------        ------------
    Total current assets....................................    30,254,033          41,101,324

Restricted cash.............................................     1,474,870             804,543

Property and equipment, net.................................    27,163,866          23,763,502

Long-term investments.......................................     9,049,266           8,528,300

Other assets, net...........................................       422,915           1,267,077
                                                              ------------        ------------
    Total assets............................................  $ 68,364,950        $ 75,464,746
                                                              ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  1,940,759        $  2,061,276

  Accrued liabilities.......................................     1,657,795           2,392,415

  Deferred revenue..........................................    16,007,034          17,095,605

  Long-term debt-current portion............................     5,904,625           3,397,592

  Capital lease obligation-current portion..................       116,631             110,829

  Other current liabilities.................................        22,995              40,148
                                                              ------------        ------------
    Total current liabilities...............................    25,649,839          25,097,865

Long-term debt, less current portion........................    10,395,130          10,641,334

Capital lease obligation, less current portion..............        52,218             112,021
                                                              ------------        ------------
    Total liabilities.......................................    36,097,187          35,851,220
                                                              ------------        ------------

Commitments

Stockholders' equity:
    Common stock, $0.01 par value; 50,000,000 shares
     authorized; 26,352,873 and 25,856,665 shares issued
     and outstanding as of June 30, 2001 and December 31,
     2000, respectively.....................................       263,529             258,567

Additional paid-in capital..................................    75,210,931          75,349,957

Deferred compensation.......................................    (2,094,916)         (3,151,072)

Accumulated deficit.........................................   (41,194,425)        (32,886,603)

Accumulated other comprehensive income......................        82,644              42,677
                                                              ------------        ------------
    Total stockholders' equity..............................    32,267,763          39,613,526
                                                              ------------        ------------
    Total liabilities and stockholders' equity.........       $ 68,364,950        $ 75,464,746
                                                              ============        ============

                The accompanying notes are an integral part of
                     these condensed financial statements.

                            PARADIGM GENETICS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                       Three Months Ended             Six Months Ended
                                                                            June 30,                      June 30,
                                                                -------------------------------------------------------
                                                                       2001          2000           2001           2000
                                                                -------------------------------------------------------
Revenues:
       Commercial partnerships................................  $ 5,993,289   $ 1,570,870    $11,379,094   $  2,039,090
       Grant revenues.........................................       64,866       125,001        129,729        250,002
                                                                -----------   -----------    -----------   ------------
               Total revenues.................................    6,058,155     1,695,871     11,508,823      2,289,092
                                                                -----------   -----------    -----------   ------------

Operating expenses:

       Research and development (includes $172,531 and
       $115,783 of stock based compensation expense for the
       three months ended June 30, 2001 and 2000,
       respectively, and includes $360,782 and $218,135 of
       stock based compensation expense for the six months
       ended June 30, 2001 and 2000, respectively)............    6,936,073     4,281,794     13,331,431      7,384,513

       Selling, general and administrative (includes $125,541
       and $200,776 of stock based compensation expense for
       the three months ended June 30, 2001 and 2000,
       respectively, and includes $274,012 and $448,406 of
       stock based compensation expense for the six months
       ended June 30, 2001 and 2000, respectively)............    3,552,718     2,549,930      6,772,323      4,833,823
                                                                -----------   -----------    -----------   ------------
               Total operating expenses.......................   10,488,791     6,831,724     20,103,754     12,218,336
                                                                -----------   -----------    -----------   ------------

Loss from operations..........................................   (4,430,636)   (5,135,853)    (8,594,931)    (9,929,244)
                                                                -----------   -----------    -----------   ------------
Other income (expense):
Interest income...............................................      452,621       655,392      1,084,472        952,385
Interest expense..............................................     (446,673)     (293,612)      (924,032)      (573,487)
Gain on sale of assets........................................      126,671            --        126,671             --
                                                                -----------   -----------    -----------   ------------
Other income (expense), net...................................      132,619       361,780        287,111        378,898
                                                                -----------   -----------    -----------   ------------
Net loss......................................................   (4,298,017)   (4,774,073)    (8,307,820)    (9,550,346)

Beneficial conversion feature of Series C Preferred
Stock.........................................................           --            --             --    (12,000,000)
                                                                -----------   -----------    -----------   ------------
Net loss attributable to common stockholders..................  $(4,298,017)  $(4,774,073)   $(8,307,820)  $(21,550,346)
                                                                ===========   ===========    ===========   ============
Net loss per share attributable to common stockholders -
basic and diluted.............................................       $(0.16)       $(0.27)        $(0.32)        $(1.95)
                                                                ===========   ===========    ===========   ============
Weighted average common shares outstanding - basic and
diluted.......................................................   26,315,406    17,759,029     26,207,062     11,045,178
                                                                ===========   ===========    ===========   ============

                The accompanying notes are an integral part of
                     these condensed financial statements.

                            PARADIGM GENETICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Six Months Ended June 30,
                                                          2001          2000
                                                     --------------------------
Cash flows from operating activities:
    Net loss........................................ $ (8,307,820) $ (9,550,346)
    Adjustments to reconcile net loss to net cash
     (used in) provided by  operating activities:
        Depreciation and amortization...............    2,376,138     1,296,028
        Stock-based compensation....................      634,794       666,541
        Gain on sale of assets......................     (126,671)           --
        Write-off of acquisition costs..............      887,279            --
        Changes in operating assets and liabilities:
            Accounts receivable.....................   (1,211,611)     (212,579)
            Interest receivable.....................      (32,164)           --
            Prepaid expenses .......................      193,576       190,342
            Accounts payable........................     (120,517)     (637,608)
            Restricted cash.........................     (670,327)           --
            Accrued and other current liabilities...     (751,773)      236,393
            Deferred revenue........................   (1,088,571)   10,518,809
                                                     --------------------------
                Net cash (used in) provided by
                 operating activities...............   (8,217,667)    2,507,580
                                                     --------------------------
Cash flows from investing activities:
    Purchase of property and equipment..............   (5,649,831)   (7,047,009)
    Purchase of investments.........................  (40,926,461)  (65,345,172)
    Maturities of investments.......................   68,736,359    35,489,639
                                                     --------------------------
                Net cash provided by (used in)
                 investing activities...............   22,160,067   (36,902,542)
                                                     --------------------------
Cash flows from financing activities:
    Repayments of notes payable.....................   (1,932,186)     (491,400)
    Borrowings under note payable...................    3,903,021            --
    Repayments of capital lease obligations.........      (63,194)      (48,761)
    Proceeds from issuance of convertible preferred
     stock, net.....................................           --    14,965,192
    Proceeds from exercise of stock options ........      178,554       161,578
    Proceeds from issuance of common stock, net.....      152,833    42,603,899
    Purchase of restricted stock....................      (44,091)           --
                                                     --------------------------
                Net cash provided by financing
                 activities.........................    2,194,937    57,190,508
                                                     --------------------------
Net increase in cash and cash equivalents...........   16,137,337    22,795,546
Cash and cash equivalents, beginning of period......    2,146,904       468,342
                                                     --------------------------
Cash and cash equivalents, end of period............ $ 18,284,241  $ 23,263,888
                                                     ==========================

                The accompanying notes are an integral part of
                     these condensed financial statements.

                            PARADIGM GENETICS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Paradigm Genetics, Inc. (the "Company" or "Paradigm") was organized on
September 9, 1997, to industrialize the process of gene function discovery. The Company has developed an industrialized, high-throughput platform, known as the GeneFunction Factory, capable of determining the function of over a hundred plant and microbial genes per week. Paradigm determines gene function through an assembly-line process that generates information that we believe will enable the Company to develop novel products in four major sectors of the global economy: human health, nutrition, crop production, and industrial products. The GeneFunction Factory has been designed as an integrated, rapid, industrial-scale laboratory through which the Company can discover and alter genes, understand the consequences of the modifications and reliably determine the function of those genes. The Company stores and annotates gene function information in its FunctionFinder bioinformatics system. Paradigm generates revenues by partnering with companies to commercialize novel products in its target markets. If the Company's commercial partners commercialize products resulting from this information, the Company is entitled to receive royalty payments based upon product revenues.

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or for any future period. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 30, 2001.

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

RESTRICTED CASH

Restricted cash comprises security deposits relating to the Company's facilities.

INVESTMENTS

The Company considers all investments in debt and equity securities purchased with a maturity of between three months and one year from the balance sheet date to be short-term investments. All investments are considered as available for sale and are carried at fair value. Unrealized gains and losses, net, on investments are recognized as a component of other comprehensive income. At

                            PARADIGM GENETICS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

June 30, 2001, the Company had recorded $82,644 in unrealized gains on investments. At December 31, 2000 the Company had recorded $42,677 in unrealized gains on investments. Realized gains on sales of investments are determined using the specific identification method.

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

CAPITALIZED SOFTWARE COSTS

The Company accounts for the costs of development of software applications to be sold to or used by third parties in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." Software development costs are required to be capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release. To date, the establishment of technological feasibility has substantially coincided with the release.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, short-term investments and accounts payable at June 30, 2001 and December 31, 2000, approximated their fair value due to the short term nature of these items. Capital lease obligation and long-term debt at June 30, 2001 and December 31, 2000 approximated their fair value based on the Company's effective borrowing rate.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of its property and equipment and other long-lived assets when circumstances indicate that an event of impairment may have occurred in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets or the business to which such assets relate. Impairment is measured based on the difference between the carrying value of the related assets or businesses and the discounted future cash flows of such assets or businesses. No impairment loss was required to be recognized during the six months ended June 30, 2001 or the year ended December 31, 2000.

INCOME TAXES

The Company accounts for income taxes using the liability method which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of the Company's assets and liabilities and for tax carryforwards at enacted statutory rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes from a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established where necessary to reduce deferred tax assets to the amounts expected to be realized.

                            PARADIGM GENETICS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

REVENUE RECOGNITION

Revenues are derived from commercial partnerships and from government grants. Revenues related to fixed nonrefundable payments are recognized under commercial partnerships based on progress to completion in accordance with the applicable performance requirements of each commercial partnership. The Company earns these revenues as it meets the deliverable requirements in its commercial partnerships. Refundable fees received under commercial partnerships are initially deferred and recognized as revenues based on progress to completion over the term of the commercial partnership beginning at the date that the refund right expires, which is the date on which the related performance requirements have been met. Nonrefundable fees received at the initiation of a commercial partnership are deferred and recognized as revenues on a progress to completion basis over the term of the commercial partnership with all other fixed nonrefundable payments received under the commercial partnerships. This is required as the Company has a future performance obligation under these partnerships which is met as the Company delivers the results of its gene analysis to its commercial partners. Progress to completion under commercial partnerships is measured based on a comparison of the cost of the number of genes analyzed to the total cost of the number of genes to be analyzed, on a contract by contract basis. The Company does not segment its commercial partnerships for purposes of the calculation of revenues to be recognized as the Company does not meet the criteria to allow segmentation specified in the relevant authoritative accounting guidance. Milestone payments under commercial partnerships will be recognized as revenue when the applicable milestone has been achieved, on a progress to completion basis, and such achievement has been acknowledged by the other party to the commercial partnership. Revenues from government grants are recognized as expenses are incurred over the period of each grant. Cash received in excess of revenues recognized under commercial partnerships and government grants is recorded as deferred revenue. Payments received under the Company's commercial partnerships and government grant are generally non-refundable regardless of the outcome of the future research and development activities to be performed by the Company under these arrangements. The Company is currently recognizing revenue under Staff Accounting Bulletin 101 ("SAB 101") as issued by the Securities and Exchange Commission.

RESEARCH AND DEVELOPMENT

Research and development costs include expenses incurred by the Company to develop its proprietary GeneFunction Factory, perform required services under commercial partnerships and government grants and perform research and development on internal projects. Research and development costs are expensed as incurred.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash, investments and trade receivables. The Company primarily places its temporary cash, short-term and long-term investments with high-credit quality financial institutions which invest primarily in U.S. Government securities, commercial paper of prime quality and certificates of deposit guaranteed by banks which are members of the FDIC. Cash deposits are all in financial institutions in the United States. The Company performs ongoing credit evaluations to reduce credit risk and requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation.

COMPREHENSIVE INCOME (LOSS)

The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's total comprehensive loss for the six-month periods ended June 30, 2001 and 2000 was $8,225,176 and $9,550,346, respectively. The Company's other comprehensive income consisted of unrealized gains on investments of $82,644 for the six-month period ended June 30, 2001. The Company had no items of other comprehensive income during the six months ended June 30, 2000.

                            PARADIGM GENETICS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NET LOSS PER COMMON SHARE

The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB No. 98"). Under the provisions of SFAS 128 and SAB No. 98, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of share equivalents issuable upon the exercise of stock options and warrants and shares issuable upon the conversion of outstanding convertible preferred stock.

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive for the periods indicated:

                                            Six Months Ended
                                                June 30,
                                          2001            2000
                                    --------------------------
Options to purchase common stock.... 2,197,574       1,545,180
Warrants............................   303,779         763,779

SEGMENT REPORTING

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information".
This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company has determined that it operates in only one segment as of June 30, 2001 and 2000.

INTERNAL USE SOFTWARE

The Company follows SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which provides guidance regarding when software developed or obtained for internal use should be capitalized. The Company expenses the cost of accumulating and preparing data for use in its database applications as such costs are incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company does not currently, nor does it intend in the future, to use derivative instruments and therefore the adoption of SFAS 133 did not have any impact on its financial position or the results of operations.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142").

FAS 141 and FAS 142 supercede Accounting Principles Board Opinion No. 16, "Business Combinations", and No. 17, "Intangible Assets" respectively. FAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

                            PARADIGM GENETICS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

FAS 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Goodwill and indefinite lived intangible assets can no longer be amortized, but must be tested for impairment at least annually at the reporting unit level, and the amortization period of intangible assets with finite lives will no longer be limited to forty years. FAS 142 is effective for fiscal years beginning after December 15, 2001.

The company does not currently have goodwill or intangible assets, therefore it is unknown if the adoption of FAS 141 and FAS 142 will have any impact on the company's financial position or the results of operations.

NOTE 2. DEFERRED STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), which states that no compensation expense is recorded for stock options or other stock-based awards issued to employees that are granted with an exercise price equal to or above the estimated fair value of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company's common stock at the grant date, the difference between the fair value of the Company's common stock and the exercise price is recorded as deferred compensation. The Company recognized non-cash compensation expense related to amortization of deferred compensation of approximately $306,000 for the three months ended June 30, 2001, approximately $317,000 for the three months ended June 30, 2000, approximately $566,000 for the six months ended June 30, 2001, and approximately $667,000 for the six months ended June 30, 2000. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") as it relates to stock options granted to employees, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of grant. Stock options or warrants granted to non-employees for services are accounted for in accordance with SFAS 123 and EITF Issue 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", which requires that these options and warrants be valued using the Black-Scholes model and the resulting charge is recognized as the related services are performed. The Company recognized $76,750 for the six months ended June 30, 2001 for stock options issued to consultants.

NOTE 3. SERIES C PREFERRED STOCK - BENEFICIAL CONVERSION FEATURE

    In January 2000, the Company sold 3,000,000 shares of Series C Preferred Stock to a group of investors for gross proceeds of $15,000,000 or $5.00 per share. The Series C Preferred Stock automatically converted into shares of the Company's common stock at a one-to-one conversion ratio upon the consummation of its initial public offering on May 10, 2000. The Company has recorded a beneficial conversion feature charge of $12,000,000 in the six months ended June 30, 2000 to reflect the difference between the estimated fair value of the Company's Series C Preferred Stock of $9.00 per share and the $5.00 per share sales price of these shares.

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

OVERVIEW

We have industrialized the process of determining gene function to generate information that we believe will enable us and our commercial partners to develop novel products in four major sectors of the global economy: human health, nutrition, crop production and industrial products. We have developed an industrialized, high-throughput platform, known as the GeneFunction Factory, capable of determining the function of over a hundred plant and microbial genes per week. We designed our GeneFunction Factory to be an integrated, rapid, industrial scale laboratory through which we can discover and modify genes, understand the consequences of the modifications and reliably determine the function of those genes.

Paradigm Genetics was founded in September 1997. We currently have commercial partnerships with Bayer AG in the area of crop production and with The Monsanto Company in the areas of crop production and nutrition. The commercial partnership with Bayer was signed in September 1998 and was extended in June 2001. The commercial partnership with Monsanto was signed in November 1999 and began contributing revenues in the second quarter of fiscal year 2000. We also generated revenues for the six months ended June 30, 2001 and 2000 from a grant from the U.S. Department of Energy.

We have invested heavily in developing our GeneFunction Factory and in establishing our bioinformatics infrastructure. We have continued to add more laboratory space and customized light industrial space to house our GeneFunction Factory as we have developed. We currently occupy office and laboratory space totaling approximately 132,000 square feet.

We have incurred significant losses since our inception. As of June 30, 2001, our accumulated deficit was approximately $41.2 million and total stockholders' equity was approximately $32.3 million. Our net loss decreased to approximately $4.3 million for the three months ended June 30, 2001, compared to approximately $4.8 million for the three months ended June 30, 2000. The decrease in our net loss over this period was the result of a significant increase in total revenues which more than offset the increase in total operating expenses. Operating expenses, including non-cash compensation charges, increased to approximately $10.5 million during the three months ended June 30, 2001, from approximately $6.8 million during the three months ended June 30, 2000. The increase in operating expenses over this period included a one-time charge of approximately $0.9 million relating to an acquisition we are no longer pursuing. The remainder of the increase was related to increased throughput in our GeneFunction Factory and increased spending on informatics and metabolomic based technologies. Metabolomics is the global analysis of all classes of cellular metabolites. We expect to incur additional operating losses over at least the next year as we continue to develop our GeneFunction Factory, accelerate our metabolomics spending, advance the development of our informatics capabilities, establish the infrastructure necessary to support our business and increase our marketing activities.

Source of Revenue and Revenue Recognition Policy

Revenues are derived from commercial partnerships and from a government grant. Revenues related to fixed nonrefundable payments are recognized under commercial partnerships based on progress to completion in accordance with the applicable performance requirements of each commercial partnership. Our effort level under these partnerships is not ratable. Refundable fees received under commercial partnerships are initially deferred and recognized as revenues based on progress to completion over the term of the commercial partnerships beginning at the date that the refund right expires, which is the date on which the related performance requirements have been met. Nonrefundable fees received at the initiation of a commercial partnership are deferred and recognized as revenues on a progress to completion basis over the term of the commercial partnership with all other fixed nonrefundable payments received under the commercial partnerships. This is required as we have a future performance obligation under these partnerships which is performed as we deliver the results of our gene analysis to our commercial partners. Progress to completion under commercial partnerships is measured based on a comparison of the cost of the number of genes analyzed to the total cost of the number of genes to be analyzed, on a contract-by-contract basis. Milestone payments under commercial partnerships are recognized as revenue when the applicable milestone has been achieved, on a progress to completion basis, and such achievement has been acknowledged by the other partner. Revenues from the government grant are recognized as expenses are incurred over the period of the grant. Cash received in excess of revenues recognized under commercial partnerships and the government grant is recorded as deferred revenue. Payments received under our commercial partnerships and government grant are generally non-refundable regardless of the outcome of the future research and development activities to be performed by us under these arrangements. As of June 30, 2001, we had deferred revenue of approximately $16.0 million.

Results of Operations

Three Months Ended June 30, 2001 and 2000.

Revenues. Revenues are comprised of amounts recognized under our commercial partnerships and a grant from the U.S. Department of Energy. Total revenues increased 257% to approximately $6.1 million for the three months ended June 30, 2001 compared to approximately $1.7 million for the three months ended June 30, 2000. This increase was primarily the result of higher throughput in our GeneFunction Factory(TM) reflecting increased work on our Bayer and Monsanto commercial partnerships.

Revenues relating to our Bayer partnership increased 152% to approximately
$3.9 million for the three months ended June 30, 2001 compared to approximately $1.5 million for the three months ended June 30, 2000. Revenues relating to our Monsanto partnership increased to approximately $2.1 million for the three months ended June 30, 2001, from approximately $32,000 for the three months ended June 30, 2000. During the three months ended June 30, 2001, our commercial partnership with Bayer was expanded and extended for an additional three years, through September 2004, with a further two year option period through September 2006.

Grant revenues decreased 48% to approximately $65,000 for the three months ended June 30, 2001 compared to approximately $125,000 for the three months ended
June 30, 2000. In June 2001, this grant ended and will no longer contribute to our revenue.

Research and Development Expenses. Research and development expenses consist primarily of personnel costs, including the recognition of deferred compensation, costs of supplies, facility costs, license fees and depreciation of laboratory equipment. Research and development expenses increased 62% to approximately $6.9 million for the three months ended June 30, 2001 compared to approximately $4.3 million for the three months ended June 30, 2000. This increase was primarily due to an increase in the number of research and development staff, increased laboratory supply usage, higher facilities costs, additional license fees, amortization of deferred compensation and depreciation of additional laboratory equipment. These cost increases were the result of increased throughput in our GeneFunction Factory(TM) relating to our commercial partnerships and to the development of our core technologies. We expect to continue to devote substantial resources to research and development. We also expect that research and development expenses will continue to increase and that net losses will continue as a result.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of personnel costs, including the recognition of deferred compensation expense, professional expenses, such as legal and accounting fees, facilities costs, business development costs, depreciation and acquisition-related expenses. Selling, general and administrative expenses increased 39% to approximately $3.6 million for the three months ended June 30, 2001 compared to approximately $2.5 million for the three months ended June 30, 2000. Of this increase, approximately $0.9 million was a one-time charge relating to an acquisition that we are no longer pursuing. The remainder of the increase was due to increased staffing necessary to manage and support our growth, increased professional expenses, higher facilities costs, and increased depreciation expenses. We expect that our selling, general and administrative expenses will continue to increase as we expand our business development and marketing activities, add legal, accounting and administrative staff, and continue to make commission payments related to our commercial partnerships.

Other Income (Expense), Net. Other income (expense), net represents interest earned on our cash and cash equivalents and short-term and long-term investments, offset by interest expense on long-term debt and capital leases. Other income (expense), net decreased 63% to approximately $133,000 for the three months ended June 30, 2001 compared to approximately $362,000 for the three months ended June 30, 2000. This decrease was attributable to increases in interest paid on senior debt and notes payable, and a decrease in interest earned on our cash balances. Other income (expense), net for the three months ended June 30, 2001 included approximately $127,000 related to the gain on the sale of assets. We expect that other income (expense), net will continue to decrease as we use our cash balances to fund our operations and service our debt.

Net Loss. Net Loss decreased 10.0% to approximately $4.3 million for the three months ended June 30, 2001, compared to approximately $4.8 million for the three months ended June 30, 2000. The decrease in net loss was primarily due to the increase in revenues between the two periods which was higher than the offsetting increase in total operating expenses and the decrease in other income, net.


Six Months Ended June 30, 2001 and 2000.

Total Revenues

Revenues are comprised of amounts recognized under two commercial partnerships and a grant from the U.S. Department of Energy. Total revenues increased 403% to approximately $11.5 million for the six months ended June 30, 2001, compared to approximately $2.3 million for the six months ended June 30, 2000. The increase was primarily due to an increase in throughput through our GeneFunction Factory reflecting increased work on our Bayer and Monsanto commercial partnerships.

Revenues relating to our Bayer partnership increased 233% to approximately
$6.7 million for the six months ended June 30, 2001 compared to approximately $2.0 million for the six months ended June 30, 2000. Revenues relating to our Monsanto partnership increased to approximately $4.7 million for the six months ended June 30, 2001, from approximately $32,000 for the six months ended
June 30, 2000.

Grant revenues decreased 48% to approximately $130,000 for the six months ended June 30, 2001 compared to approximately $250,000 for the six months ended
June 30, 2000. In June 2001, this grant ended and will no longer contribute to our revenue.

Research and Development Expenses

Research and development expenses consist primarily of personnel costs, including the recognition of deferred compensation, costs of supplies, facility costs, license fees and depreciation of laboratory equipment. Research and development expenses increased 81% to $13.3 million for the six months ended June 30, 2001, compared to approximately $7.4 million for the six months ended June 30, 2000. This increase was primarily due to an increase in the number of research and development staff, increased laboratory supply usage, higher facilities costs, additional license fees, amortization of deferred compensation and depreciation of additional laboratory equipment. These cost increases were the result of increased throughput in our GeneFunction Factory(TM) relating to our commercial partnerships and to the development of our core technologies. We expect to continue to devote substantial resources to research and development. We also expect that research and development expenses will continue to increase and that net losses will continue as a result.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs, including the recognition of deferred compensation expense, professional expenses, such as legal and accounting fees, facilities costs, business development costs, depreciation and acquisition-related expenses. Selling, general and administrative expenses increased 40% to approximately $6.8 million for the six months ended June 30, 2001, compared to approximately $4.8 million for the six months ended June 30, 2000. Of this increase, approximately
$0.9 million was a one-time charge relating to the acquisition of a company we are no longer pursuing. The remainder of this increase primarily related to increased staffing necessary to manage and support our growth, increased professional expenses, higher facilities costs and increased depreciation expenses. We expect that our selling, general and administrative expenses will continue to increase as we expand our business development and marketing activities, add legal, accounting and administrative staff, and continue to make commission payments related to our commercial partnerships.

Other Income (Expense), Net.

Other income (expense), net represents interest earned on our cash and cash equivalents and short-term and long-term investments, offset by interest expense on long-term debt and capital leases. Other income (expense), net decreased 24% to approximately $287,000 for the six months ended June 30, 2001, compared to approximately $379,000 for the six months ended June 30, 2000. This decrease was attributable to increases in interest paid on notes payable. We expect that other income (expense), net will continue to decrease as we use our cash balances to fund our operations and service our debt.

Net Loss. Net Loss decreased 13.0% to approximately $8.3 million for the six months ended June 30, 2001, compared to approximately $9.6 million for the six months ended June 30, 2000. The decrease in net loss was primarily due to the increase in revenues between the two periods which was higher than the offsetting increase in total operating expenses and the decrease in other income, net.

Liquidity and Capital Resources

In February 2001, we signed a secured debt agreement with a lender that will allow us to access up to $6.5 million of additional financing during 2001. Of this, we borrowed approximately $3.9 million during the three months ended
June 30, 2001. Future annual maturities of other long-term debt are approximately $2.2 million in 2001, approximately $6.8 million in 2002, approximately $4.1 million in 2003, approximately $2.8 million in 2004 and approximately $404,000 in 2005. In addition, we have several noncancellable operating leases pertaining to office lease space and other equipment. Our minimum lease payments, under these leases, are approximately $917,000 in 2001, approximately $1.7 million in 2002, approximately $1.6 million in 2003, approximately $1.6 million in 2004, approximately $1.9 million in 2005, and approximately $10.4 million thereafter.

We had cash, cash equivalents and short-term investments of approximately
$23.8 million at June 30, 2001, compared to approximately $36.0 million at December 31, 2000. Our cash, cash equivalents, short-term investments and long-term investments totaled approximately $32.9 million at June 30, 2001, compared to approximately $44.5 million at December 31, 2000. During the six months ended June 30, 2001, we used approximately $8.2 million to fund operating expenses, approximately $5.6 million to fund capital equipment purchases and leasehold improvements and approximately $1.9 million to repay principal on secured debt. We believe that our cash and investments balance of approximately $32.9 million coupled with cash from our commercial partners will be sufficient to cover our cash flow needs at least through the first quarter of 2003. We are exposed to interest rate fluctuations on cash equivalents, short-term investments, and long-term investment, and amounts outstanding under notes payable and lines of credit. Our cash and cash equivalents, short-term, and long-term investments are invested in financial instruments with interest rates based on financial market conditions.

We had working capital of approximately $4.6 million at June 30, 2001 compared to $16.0 million at December 31, 2000. The decrease in working capital during the six months ended June 30, 2001 was primarily due to the funding of the net loss, purchases of property and equipment, leasehold improvements, repayments of principal under our secured debt agreements and an increase in the current portion of our long-term debt.

Cash used in operating activities totaled approximately $8.2 million for the six months ended June 30, 2001 compared to cash provided by operating activities of approximately $2.5 million for the six months ended June 30, 2000. Cash used in operating activities was primarily related to funding our net operating loss. Cash used in operating activities increased for the six months ended June 30, 2001 compared to the six months ended June 30, 2000, primarily because we had an increase in deferred revenue during the six months ended June 30, 2000 and a decrease in deferred revenue during the six months ended June 30, 2001.

Cash provided by investing activities totaled approximately $22.2 million for the six months ended June 30, 2001 compared to cash used in investing activities of approximately $36.9 million for the six months ended June 30, 2000. Investing activities consist primarily of net maturities of investments offset by additions to property and equipment. Cash provided by investing activities increased for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 primarily as a result of a decrease in the amount of investments purchased and an increase in the amount of investments maturing to finance our working capital requirements. Capital expenditures totaled approximately $5.6 million for the six months ended June 30, 2001 compared to approximately $7.0 million for the six months ended June 30, 2000. Capital expenditures for the six months ended June 30, 2001 primarily consisted of our investment in our GeneFunction Factory, which includes laboratory and data processing equipment and leasehold improvements. We expect to continue to make investments in the purchase of property and equipment to support our expanding operations. A portion of our cash may be used to acquire or invest in complementary businesses, products or technologies, or to obtain the right to use such complementary technologies.

Cash provided by financing activities totaled approximately $2.2 million for the six months ended June 30, 2001 compared to cash provided by financing activities of approximately $57.2 million for the six months ended June 30, 2000. Cash provided by financing activities for the six months ended June 30, 2001 was primarily comprised of borrowings under secured debt agreements, offset by principal payments under those agreements. Cash provided by financing activities decreased for the six months ended June 30, 2001 compared to the six months ended June 30, 2000, primarily due to the proceeds from the sale of preferred and common stock during the six months ended June 30, 2000.

We expect to continue expanding our operations through internal growth and, possibly, through strategic acquisitions. We expect these activities will be funded from existing cash, cash flow from operations, cashflow from commercial partners, and borrowings under our credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations at least through the first quarter of 2003. From time to time, we evaluate potential acquisitions and other growth opportunities, which might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities.

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

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142").

FAS 141 and FAS 142 supercede Accounting Principles Board Opinion No. 16, "Business Combinations", and No. 17, "Intangible Assets" respectively. FAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

FAS 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Goodwill and indefinite lived intangible assets can no longer be amortized, but must be tested for impairment at least annually at the reporting unit level, and the amortization period of intangible assets with finite lives will no longer be limited to forty years. FAS 142 is effective for fiscal years beginning after December 15, 2001.

The company does not currently have goodwill or intangible assets, therefore it is unknown if the adoption of FAS 141 and FAS 142 will have any impact on the company's financial position or the results of operations.


Potential Volatility of Quarterly Operating Results and Stock Price

Our quarterly and annual operating results have fluctuated, and we expect that they will continue to fluctuate in the future. Factors that could cause these fluctuations include:

 . the timing of the initiation, progress or cancellation of commercial partnerships;
 . the mix of work performed for our commercial partners in a particular period; . the timing of internal expansion costs; and . the timing and amount of costs associated with evaluating and integrating acquisitions, if any.

Fluctuations in quarterly results or other factors beyond our control could affect the market price of our common stock. Such factors include changes in earnings estimates by analysts, market conditions in our industry, changes in pharmaceutical, agri-chemical, and biotechnology industries, and general economic conditions. Any effect on our common stock could be unrelated to our long-term operating performance.

FORWARD-LOOKING STATEMENTS

Our forecast of the period of time through which our financial resources will be adequate to support our operations and other statements contained in this report are forward-looking and involve risks and uncertainties. Actual results could vary as a result of a number of factors. We believe that our existing cash and investment securities and anticipated cash flow from existing partnerships together with the net proceeds from our initial public offering will be sufficient to support our current operating plan at least through the first quarter of 2003. We have based this estimate on assumptions that may prove to be wrong. It is possible that we may seek additional funding within this time frame. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available or, even if available, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results. Our future capital requirements will depend on many factors, including:

 . the number, breadth and progress of our research programs;

 . the achievement of the milestones under certain of our existing commercial partnerships;

 . our ability to establish additional and maintain current and additional commercial partnerships;

 . our commercial partners' success in commercializing products developed under our commercial partnership agreements;

 . our success in commercializing products to which we have retained the rights under our commercial partnerships;

 . the costs incurred in enforcing and defending our patent claims and other intellectual property rights; and

 . the costs and timing of obtaining regulatory approvals for any of our products.

This report contains other forward-looking statements, including statements regarding: our ability to successfully develop and improve our GeneFunction Factory; database and other technologies; our ability to industrialize the process of gene function discovery and generate information enabling the development of novel products; our ability to establish intellectual property protection for our gene function information, databases, processes and other technologies; product development and commercialization efforts; our strategy; anticipated increases in our revenues, and timing of revenues from commercial partnerships; our ability to meet or exceed our milestone targets and earn royalties under our commercial partnerships; our ability to maintain current and enter into new partnerships and alliances; our intended use of the proceeds from our initial public offering and other financial resources; our research and development and other expenses; our operational and legal risks; the future of the genomics industry and the type of companies that will lead it; and building shareholder value.

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

  The remaining proceeds from our initial public offering have been invested in corporate paper, bonds and money market funds. We intend to use the net proceeds for research and development, acquisitions of plant and equipment, development of our physical infrastructure and general corporate purposes, including the possible acquisition of or investment in complementary businesses, products or technologies. The following table sets forth our cumulative use of the net offering proceeds as of June 30, 2001:

     Research and development
     expenses..............................................  $13,175,000
     Construction and acquisition of plant buildings,
      facilities, and equipment............................    8,770,000
     Repayment of indebtedness.............................    2,826,000
     General corporate purposes............................    1,415,000
     Restricted cash.......................................      919,000
     Cash and cash equivalents.............................   15,424,000

The foregoing use of net proceeds does not represent a material change in the use of net proceeds described in the Registration Statement.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  We held our Annual Meeting of Stockholders on May 2, 2001, and the following matters were voted upon.

  (a) The election of Mark B. Skaletsky and Susan K. Harlander, Ph.D. as Class I Directors for a term of three years to serve until the 2004 annual meeting of stockholders, and until their respective successors are elected and qualified. The following chart shows the number of votes cast for or against, as well as the number of broker nonvotes:

DIRECTOR                             FOR       WITHHELD     BROKER NONVOTES
--------                             ---       --------     ---------------
Mark B. Skaletsky             18,691,320         70,420           7,561,037
Susan K Harlander, Ph.D.      18,436,020        325,720           7,561,037

Our current Directors are G. Steven Burrill, John A. Ryals, Ph.D., Robert Goodman, Ph.D., Michael Summers, Henri Zinsli, Ph.D., Mark B. Skaletsky and Susan K. Harlander, Ph.D.

  (b) Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ended December 31, 2001. The following chart shows the number of votes cast for or against, as well as the number of abstentions and broker nonvotes:


                     FOR  AGAINST       ABSTAIN      BROKER NONVOTES
                     ---  -------       -------      ---------------
              18,616,459  141,091         4,190            7,561,037

ITEM 5.  OTHER INFORMATION - RISK FACTORS

WE HAVE A HISTORY OF NET LOSSES. WE WILL CONTINUE TO INCUR NET LOSSES THAT MAY DEPRESS OUR STOCK PRICE.

We have incurred net losses in each year since our inception and expect these losses to continue. We experienced a net loss of approximately $4.3 million for the quarter ended June 30, 2001. As of June 30, 2001, we had an accumulated deficit of approximately $41.2 million. To date, we have derived all of our revenues from two commercial partnerships and a government grant. We expect to derive revenue in the foreseeable future principally from commercial partnerships. We expect to spend a significant amount of capital to fund research and development and enhance our core technologies, including our GeneFunction Factory. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenues to become profitable. We cannot predict when, if ever, we will become profitable.

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

IF WE ARE NOT ABLE TO ADEQUATELY ACQUIRE AND PROTECT PATENTS AND LICENSES, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS AND REMAIN COMPETITIVE.

Our business and competitive position will depend in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies and products in the United States and other countries. As of August 09, 2001, we had 90 U.S. patent applications and 11 international patent applications pending covering our technology. We hold no issued patents and we may never receive patents on our applications in the United States or other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries.

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

WE ARE AN EARLY STAGE COMPANY USING UNPROVEN TECHNOLOGIES AND, AS A RESULT, WE MAY NEVER ACHIEVE, OR BE ABLE TO MAINTAIN, PROFITABILITY.

You should evaluate us in light of the uncertainties affecting an early stage biotechnology company. Our GeneFunction Factory and our databases are still in development stage. We have not yet proven that determining the function of a gene in commercially significant target organisms will enable us to develop commercial products.

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

IF OUR STOCKHOLDERS SELL SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK, THE MARKET PRICE OF OUR COMMON STOCK MAY FALL.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of August 09, 2001, there were 26,354,369 shares of common stock outstanding. All of the 6,750,000 shares sold in our initial public offering are freely transferable without restriction or further registration under the Securities Act, except for shares purchased by our "affiliates," as defined in Rule 144 of the Securities Act. The remaining shares of common stock outstanding are "restricted securities" as defined in Rule 144. Holders of these shares may sell them in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

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

Exhibit 10.1 Extension and Amendment of the Agreement dated September 21, 1998 between the Registrant and Bayer AG.


        (b)  Reports on Form 8-K

Paradigm filed no reports on Form 8-K during the quarter ended June 30, 2001.

PARADIGM GENETICS, INC.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  PARADIGM GENETICS, INC.


DATE: August 13, 2001  SIGNATURE: /s/ Ian A.W. Howes

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

Exhibit 10.1 Extension and Amendment of the Agreement dated September 21, 1998 between the Registrant and Bayer AG.