Form 10-Q
period 2001-09-30
PARADIGM GENETICS INC
filed 2001-11-13
CIK 1057217

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
            1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2001.

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

Title of each class
Common stock $.01 par value
Shares outstanding on October 31,
2001..................................................................31,446,326

                            PARADIGM GENETICS, INC.

                                     INDEX

                                                                        Page

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Balance Sheets - September 30, 2001(unaudited) and
        December 31, 2000.................................................3

        Condensed Statements of Operations - Three and nine months ended
        September 30, 2001 and 2000 (unaudited)...........................4

        Condensed Statements of Cash Flows - Nine months ended
        September 30, 2001 and 2000 (unaudited)...........................5

        Notes to Condensed Financial Statements...........................6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................11

Item 3  Quantitative and Qualitative Disclosures About Market Risk.......18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................19

Item 2. Changes in Securities and Use of
        Proceeds.........................................................19

Item 3. Defaults Upon Senior
        Securities.......................................................19

Item 4. Submission of Matters to a Vote of Security
        Holders..........................................................19

Item 5  Other Information - Risk
        Factors..........................................................20

Item 6. Exhibits and Reports on Form 8-K.................................25

Signature................................................................26

Exhibit Index............................................................27

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            PARADIGM GENETICS, INC.
                            CONDENSED BALANCE SHEETS


                                                                                                SEPTEMBER 30,         DECEMBER 31,
                                                                                                    2001                2000
                                                                                                ------------        ------------
                                                                                                (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents.............................................................       $  4,609,613        $  2,146,904
   Short-term investments................................................................          8,623,750          33,852,772
   Accounts receivable...................................................................          5,194,970           2,694,366
   Interest receivable...................................................................            203,992             304,541
   Prepaid expenses......................................................................          2,364,661           2,102,741
                                                                                                ------------        ------------
       Total current assets..............................................................         20,996,986          41,101,324
Restricted cash..........................................................................          1,474,870             804,543
Property and equipment, net..............................................................         27,426,545          23,763,502
Long-term investments....................................................................         12,388,156           8,528,300
Other assets, net........................................................................            460,487           1,267,077
                                                                                                ------------        ------------
       Total assets......................................................................       $ 62,747,044        $ 75,464,746
                                                                                                ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ...................................................................         $    726,982        $  2,061,276
   Accrued liabilities.................................................................            2,068,289           2,392,415
   Deferred revenue....................................................................           15,351,362          17,095,605
   Long-term debt--current portion.....................................................            6,789,764           3,397,592
   Capital lease obligation--current portion...........................................              300,532             110,829
   Other current liabilities...........................................................               78,757              40,148
                                                                                                ------------        ------------
       Total current liabilities.......................................................           25,315,686          25,097,865
Long-term debt, less current portion...................................................            8,391,594          10,641,334
Capital lease obligation, less current portion.........................................              431,932             112,021
                                                                                                ------------        ------------
       Total liabilities................................................................          34,139,212          35,851,220
                                                                                                ------------        ------------
Commitments

Stockholders' equity:
   Common stock, $0.01 par value; 50,000,000 shares authorized; 26,345,137 and 25,856,665 shares issued and outstanding as of September 30, 2001 and December 31, 2000,
   respectively.........................................................................             263,451             258,567
Additional paid-in capital..............................................................          75,202,861          75,349,957
Deferred compensation...................................................................          (1,866,542)         (3,151,072)
Accumulated deficit.....................................................................         (45,251,107)        (32,886,603)
Accumulated other comprehensive income..................................................             259,169              42,677
                                                                                                ------------        ------------
       Total stockholders' equity.......................................................          28,607,832          39,613,526
                                                                                                ------------        ------------
       Total liabilities and stockholders' equity.......................................        $ 62,747,044        $ 75,464,746
                                                                                                ============        ============


    The accompanying notes are an integral part of these condensed financial statements.

                            PARADIGM GENETICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                    Three Months Ended           Nine Months Ended
                                                                      September 30,                September 30,
                                                              ---------------------------------------------------------
                                                                     2001          2000           2001           2000
                                                              ---------------------------------------------------------
Revenues
   Commercial partnerships...................................   $ 6,250,701   $ 3,410,823   $ 17,629,795   $  5,449,913
   Grant revenues............................................            --       125,001        129,729        375,003
                                                              ---------------------------------------------------------
       Total revenues........................................     6,250,701     3,535,824     17,759,524      5,824,916
                                                              ---------------------------------------------------------

Operating expenses:
   Research and development (includes $100,463 and $115,784 of stock based compensation expense for the three months ended
   September 30, 2001 and 2000, respectively, and includes
   $461,244 and $333,918 of stock based compensation expense for the nine months ended September 30, 2001 and 2000,
   respectively).............................................     7,382,283     4,922,392     20,713,714     12,624,692


   Selling, general and administrative (includes $118,317 and
   $200,776 of stock based compensation expense for the three months ended September 30, 2001 and 2000, respectively, and includes $392,330 and $649,183 of stock based compensation expense for the nine months ended September 30, 2001 and
   2000, respectively).......................................     2,794,433     2,867,477      9,566,756      7,383,513
                                                               ---------------------------------------------------------

       Total operating expenses..............................    10,176,716     7,789,869     30,280,470     20,008,205
                                                              ---------------------------------------------------------
Loss from operations.........................................    (3,926,015)   (4,254,045)   (12,520,946)   (14,183,289)
                                                              ---------------------------------------------------------
Other income (expense):
   Interest income...........................................       359,787       979,499      1,444,259      1,931,884
   Interest expense..........................................      (490,456)     (475,795)    (1,414,488)    (1,049,282)
   Gain (loss) on sale of assets.............................            --      (241,148)       126,671       (241,148)
   Other income (expense), net...............................      (130,669)      262,556        156,442        641,454
                                                              ---------------------------------------------------------
Net loss.....................................................    (4,056,684)   (3,991,489)   (12,364,504)   (13,541,835)
                                                              ---------------------------------------------------------
Beneficial conversion feature of Series C Preferred Stock....            --            --             --    (12,000,000)
                                                              ---------------------------------------------------------
Net loss attributable to common stockholders.................   $(4,056,684)  $(3,991,489)  $(12,364,504)  $(25,541,835)
                                                              =========================================================
Net loss per share attributable to common stockholders -
basic and diluted.............................................       $(0.15)       $(0.16)        $(0.47)        $(1.60)
                                                              =========================================================
Weighted average common shares outstanding - basic and
diluted.......................................................   26,347,387    25,718,500     26,254,351     15,971,987
                                                              =========================================================

    The accompanying notes are an integral part of these condensed financial statements.

                            PARADIGM GENETICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                   Nine Months Ended September 30,
                                                                                       2001             2000
                                                                                ----------------------------------

Cash flows from operating activities:
 Net loss......................................................................      $(12,364,504)   $ (13,541,835)
 Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
   Depreciation and amortization...............................................         3,756,515        2,049,216
   Stock-based compensation....................................................           853,574          983,101
   Gain (Loss) on sale of assets...............................................          (126,671)         241,148
   Write-off of acquisition costs                                                         887,279               --
   Changes in operating assets and liabilities:
      Accounts receivable......................................................        (2,500,604)        (142,491)
      Interest receivable......................................................           100,549               --
      Prepaid expenses ........................................................            (9,954)        (318,184)
      Accounts payable.........................................................        (1,409,294)         (68,185)
      Restricted cash..........................................................          (670,327)              --
      Accrued and other current liabilities....................................          (344,667)         974,666
      Deferred revenue.........................................................        (1,744,243)       9,902,951
                                                                               ----------------------------------


               Net cash (used in) provided by operating activities.............       (13,572,347)          80,387
                                                                                ----------------------------------

Cash flows from investing activities:
 Purchase of property and equipment............................................        (7,292,887)     (12,573,934)
 Purchase of investments.......................................................       (61,246,279)    (122,687,528)
 Maturities of investments.....................................................        82,831,937       75,603,076
                                                                                ----------------------------------

               Net cash provided by (used in) investing activities.............        14,292,771      (59,658,386)
                                                                                ----------------------------------

Cash flows from financing activities:
 Repayments of notes payable...................................................        (2,949,664)      (1,230,918)
 Borrowings under note payable.................................................         3,903,021        6,931,280
 Borrowings under capital leases...............................................           591,647               --
 Repayments of capital lease obligations.......................................           (91,463)         (74,090)
 Proceeds from issuance of convertible preferred stock, net....................                --       14,965,192
 Proceeds from exercise of stock options ......................................           180,856          171,556
 Proceeds from issuance of common stock, net...................................           152,833       42,530,366
 Purchase of restricted stock..................................................           (44,945)              --
                                                                                ----------------------------------

               Net cash provided by financing activities.......................         1,742,285       63,293,386
                                                                                ----------------------------------
Net increase in cash and cash equivalents......................................         2,462,709        3,715,387
Cash and cash equivalents, beginning of period.................................         2,146,904          468,342
                                                                                ----------------------------------
Cash and cash equivalents, end of period.......................................      $  4,609,613    $   4,183,729
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

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or for any future period. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 30, 2001.

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

INVESTMENTS

The Company considers all investments in debt and equity securities purchased with a maturity of between three months and one year from the balance sheet date to be short-term investments. All investments are considered as available for sale and are carried at fair value. Unrealized gains and losses, net, on investments are recognized as a component of other comprehensive income. At

                            PARADIGM GENETICS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


September 30, 2001, the Company had recorded $259,169 in unrealized gains on investments. At December 31, 2000 the Company had recorded $42,677 in unrealized gains on investments. Realized gains on sales of investments are determined using the specific identification method.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, short-term investments and accounts payable at September 30, 2001 and December 31, 2000, approximated their fair value due to the short term nature of these items. Capital lease obligation and long-term debt at September 30, 2001 and December 31, 2000 approximated their fair value based on the Company's effective borrowing rate.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of its property and equipment and other long-lived assets when circumstances indicate that an event of impairment may have occurred in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets or the business to which such assets relate. Impairment is measured based on the difference between the carrying value of the related assets or businesses and the discounted future cash flows of such assets or businesses. No impairment loss was required to be recognized during the nine months ended September 30, 2001 or the year ended December 31, 2000.

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

COMPREHENSIVE INCOME (LOSS)

The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's total comprehensive loss for the three and nine-month periods ended September 30, 2001 was $3,880,159 and $12,105,335 respectively. The Company's other comprehensive income consisted of unrealized gains on investments of $176,525 and $259,169 for the three and nine-month period ended September 30, 2001, respectively. The Company had no items of other comprehensive income during the three and nine months ended September 30, 2000.

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

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive for the periods indicated:

                                                             Nine Months Ended
                                                               September 30,
                                                            2001            2000
                                                     -------------------------------
Options to purchase common
stock................................................      2,142,541       1,618,610
Warrants.............................................        303,779         763,779


SEGMENT REPORTING

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information".
This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company has determined that it operates in only one segment as of September 30, 2001 and 2000.

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

FAS 141 and FAS 142 supersede Accounting Principles Board Opinion No. 16, "Business Combinations", and No. 17, "Intangible Assets" respectively. FAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and

                            PARADIGM GENETICS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

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

The Company does not currently have goodwill or intangible assets, therefore there is no impact from the adoption of FAS 141 and FAS 142 on the Company's financial position or the results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144").

FAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and Accounting Princiciples Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

FAS 144 addresses the accounting for the impairment of disposal of long-lived assets. A long-lived asset shall be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

FAS 144 is effective for fiscal years beginning after December 15, 2001. The company has not currently experienced any significant events or changes in circumstances that would impact the carrying amounts of the company's long-lived assets.

NOTE 2. DEFERRED STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), which states that no compensation expense is recorded for stock options or other stock-based awards issued to employees that are granted with an exercise price equal to or above the estimated fair value of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company's common stock at the grant date, the difference between the fair value of the Company's common stock and the exercise price is recorded as deferred compensation. The Company recognized non-cash compensation expense related to amortization of deferred compensation of approximately $218,780 for the three months ended September 30, 2001, approximately $316,560 for the three months ended September 30, 2000, approximately $776,824 for the nine months ended September 30, 2001, and approximately $983,101 for the nine months ended September 30, 2000. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") as it relates to stock options granted to employees, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of grant. Stock options or warrants granted to non-employees for services are accounted for in accordance with SFAS 123 and EITF Issue 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", which requires that these options and warrants be valued using the Black-Scholes model and the resulting charge is recognized as the related services are performed. The Company recognized $76,750 for the nine months ended September 30, 2001 for stock options issued to consultants.

                            PARADIGM GENETICS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 3. SERIES C PREFERRED STOCK - BENEFICIAL CONVERSION FEATURE

    In January 2000, the Company sold 3,000,000 shares of Series C Preferred Stock to a group of investors for gross proceeds of $15,000,000 or $5.00 per share. The Series C Preferred Stock automatically converted into shares of the Company's common stock at a one-to-one conversion ratio upon the consummation of its initial public offering on May 10, 2000. The Company has recorded a beneficial conversion feature charge of $12,000,000 in the nine months ended September 30, 2000 to reflect the difference between the estimated fair value of the Company's Series C Preferred Stock of $9.00 per share and the $5.00 per share sales price of these shares.

NOTE 4. SUBSEQUENT EVENTS

On October 23, 2001, the Company closed a direct offering of approximately 5.1 million shares of common stock which generated aggregate gross proceeds of approximately $28.0 million and aggregate net proceeds of approximately $26.0 million. The shares were offered through a prospectus supplement pursuant to an effective shelf registration statement.

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

OVERVIEW

We have industrialized the process of determining gene function to generate information that we believe will enable us and our commercial partners to develop novel products in four major sectors of the global economy: human health, nutrition, crop production and industrial products. We have developed an industrialized, high-throughput platform, known as the GeneFunction Factory, capable of determining the function of over a hundred plant and microbial genes per week. We designed our GeneFunction Factory to be an integrated, rapid, industrial scale laboratory through which we can discover and modify genes, understand the consequences of the modifications and reliably determine the function of those genes. In November 2001, we announced that, using the GeneFunction Factory, we had begun work on mapping the human metabolome, a reference library of stable metabolites identified in human cells, tissues, fluids and organs. We believe that our expertise in this area will enable us to develop commercial partnerships for use in drug discovery and drug development processes.

Paradigm Genetics was founded in September 1997. We currently have commercial partnerships with Bayer AG in the area of crop production and with The Monsanto Company in the areas of crop production and nutrition. The commercial partnership with Bayer was signed in September 1998 and extended in June 2001. Under the terms of the agreement, the companies will collaborate on herbicide discovery for an additional five years through September 2006. This includes three years of committed funding through September 2004, plus a two-year option through September 2006. The commercial partnership with Monsanto was signed in November 1999 and began contributing revenues in the second quarter of fiscal year 2000. During September 2001 we announced that Monsanto had amended the commercial partnership agreement by eliminating its option to terminate the agreement without cause in exchange for broader commercialization rights. This amendment commits Monsanto to a total partnership term of six years with committed funding through January 2005, plus options to extend the scope of work in time and volume. We also generated revenues for the nine months ended September 30, 2001 and 2000 from a grant from the U.S. Department of Energy. This grant ended in June 2001.

We have invested heavily in developing our GeneFunction Factory and in establishing our bioinformatics infrastructure. This infrastructure includes a bioinformatics system called FunctionFinder through which we record and manage the complex data produced by the GeneFunction Factory and mine it to determine gene function. We currently occupy office and laboratory space totaling approximately 132,000 square feet.

We have incurred significant losses since our inception. As of September 30, 2001, our accumulated deficit was approximately $45.3 million and total stockholders' equity was approximately $28.6 million. Our net loss for the three months ended September 30, 2001, increased to approximately $4.1 million, compared to approximately $4.0 million for the three months ended September 30, 2000. The increase in our revenues approximately matched the increase in operating expenses and interest expense over this period. Operating expenses, including non-cash compensation charges, increased to approximately $10.2 million during the three months ended September 30, 2001, from approximately $7.8 million during the three months ended September 30, 2000. The increase was related to increased throughput in our GeneFunction Factory and increased spending on informatics and metabolomics. Metabolomics is the global analysis of all classes of cellular metabolites. We expect to incur additional operating losses over at least the next year as we continue to develop our GeneFunction Factory, increase our metabolomics spending, advance the development of our informatics capabilities, establish the infrastructure necessary to support our business and increase our marketing activities.

During October 2001 we closed a direct offering of approximately 5.1 million shares of common stock which generated aggregate gross proceeds of approximately $28.0 million and aggregate net proceeds of approximately $26.0 million. The shares were offered through a prospectus supplement pursuant to an effective shelf registration statement. We expect to use the proceeds from this financing for general corporate purposes, including our internal discovery and development programs (such as the launch of our metabolomics platform into the healthcare and nutrition markets), the development of new technologies and for working capital. We may also use a portion of the proceeds to acquire or invest in complementary businesses or technologies.

Source of Revenue and Revenue Recognition Policy

Revenues are derived from commercial partnerships and from a government grant. Revenues related to fixed nonrefundable payments are recognized under commercial partnerships based on progress to completion in accordance with the applicable performance requirements of each commercial partnership. Our effort level under these partnerships is not ratable. Refundable fees received under commercial partnerships are initially deferred and recognized as revenues based on progress to completion over the term of the commercial partnerships beginning at the date that the refund right expires, which is the date on which the related performance requirements have been met. Nonrefundable fees received at the initiation of a commercial partnership are deferred and recognized as revenues on a progress to completion basis over the term of the commercial partnership with all other fixed nonrefundable payments received under the commercial partnerships. This is required as we have a future performance obligation under these partnerships which is performed as we deliver the results of our gene analysis to our commercial partners. Progress to completion under commercial partnerships is measured based on a comparison of the cost of the number of genes analyzed to the total cost of the number of genes to be analyzed, on a contract-by-contract basis. Milestone payments under commercial partnerships are recognized as revenue when the applicable milestone has been achieved, on a progress to completion basis, and such achievement has been acknowledged by the other partner. Revenues from the government grant are recognized as expenses are incurred over the period of the grant. Cash received in excess of revenues recognized under commercial partnerships and the government grant is recorded as deferred revenue. Payments received under our commercial partnerships and government grant are generally non-refundable regardless of the outcome of the future research and development activities to be performed by us under these arrangements. As of September 30, 2001, we had deferred revenue of approximately $15.4 million.

Results of Operations

Three Months Ended September 30, 2001 and 2000.

Revenues. Revenues are comprised of amounts recognized under our commercial partnerships and a grant from the U.S. Department of Energy. Total revenues increased 77% to approximately $6.3 million for the three months ended September 30, 2001 compared to approximately $3.5 million for the three months ended September 30, 2000. This increase was primarily the result of higher throughput in our GeneFunction Factory(TM) reflecting increased work on our commercial partnerships.

Revenues relating to our Bayer partnership for the three months ended September 30, 2001 were approximately $3.1 million and were the same as for the three months ended September 30, 2000. Revenues relating to our Monsanto partnership increased to approximately $3.2 million for the three months ended September 30, 2001, from approximately $366,000 for the three months ended September 30, 2000. In June, 2001, our commercial partnership with Bayer was expanded and extended for an additional three years, through September 2004, with a further two year option period through September 2006. During September 2001 we announced that Monsanto had amended the commercial partnership agreement by eliminating its option to terminate the agreement without cause in exchange for broader commercialization rights.

We recognized no revenue from government grants during the three months ended September 30, 2001 compared to approximately $125,000 for the three months ended September 30, 2000. This was because our grant from the government ended in June 2001.

Research and Development Expenses. Research and development expenses consist primarily of personnel costs, including the recognition of deferred compensation, costs of supplies, facility costs, license fees and depreciation of laboratory equipment. Research and development expenses increased 50% to approximately $7.4 million for the three months ended September 30, 2001 compared to approximately $4.9 million for the three months ended September 30, 2000. This increase was primarily due to an increase in the number of research and development staff, increased laboratory supply usage, higher facilities costs, additional license fees, amortization of deferred compensation and depreciation of additional laboratory equipment. These cost increases were the result of increased throughput in our GeneFunction Factory(TM) relating to our commercial partnerships, an expansion of our metabolomics platform and further investments in informatics. We expect to continue to devote substantial resources to research and development. We also expect that research and development expenses will continue to increase and that net losses will continue as a result.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of personnel costs, including the recognition of deferred compensation expense, professional expenses, such as legal and accounting fees, facilities costs, business development costs, depreciation and acquisition-related expenses. Selling, general and administrative expenses decreased 3% to approximately $2.8 million for the three months ended September 30, 2001 compared to approximately $2.9 million for the three months ended September 30, 2000. We expect that our selling, general and administrative expenses will increase, but at a slower rate than in the past, as we expand our business development and marketing activities, add legal, accounting and administrative staff, and continue to make commission payments related to our commercial partnerships.

Other Income (Expense), Net. Other income (expense), net represents interest earned on our cash and cash equivalents and short-term and long-term investments, offset by interest expense on long-term debt and capital leases. Other income (expense), net decreased 150% to an expense of approximately $131,000 for the three months ended September 30, 2001 compared to an income of approximately $263,000 for the three months ended September 30, 2000. This decrease was mainly attributable to a decrease in interest earned on our cash, cash equivalents and investments and an increase in interest paid on senior debt and notes payable. Other income (expense), net for the three months ended September 30, 2000 included approximately $241,000 related to the loss on the sale of assets. During October 2001 we closed a direct offering of approximately
5.1 million shares of common stock which generated aggregate gross proceeds of approximately $28.0 million, and aggregate net proceeds of approximately $26.0 million. The interest that we earn from this money will increase our other income (expense), net in the quarter ended December 31, 2001. However, until our operations and the cost of servicing our debt positively contribute to our cash flow we expect that other income (expense), net will continue to decrease in 2002 as we use our cash and investments to fund our operations and service our debt.

Net Loss. Net Loss increased 2% to approximately $4.1 million for the three months ended September 30, 2001, compared to approximately $4.0 million for the three months ended September 30, 2000. The increase in net loss was primarily due to the increase in revenues between the two periods being lower than the increase in total operating expenses and the decrease in other income, net.

Nine Months Ended September 30, 2001 and 2000.

Total Revenues

Revenues are comprised of amounts recognized under two commercial partnerships and a grant from the U.S. Department of Energy. Total revenues increased 205% to approximately $17.8 million for the nine months ended September 30, 2001, compared to approximately $5.8 million for the nine months ended September 30, 2000. The increase was primarily due to an increase in throughput through our GeneFunction Factory reflecting increased work on our Bayer and Monsanto commercial partnerships.

Revenues relating to our Bayer partnership increased 93% to approximately $9.8 million for the nine months ended September 30, 2001 compared to approximately $5.1 million for the nine months ended September 30, 2000. Revenues relating to
our Monsanto partnership increased to approximately   $7.9 million for the nine
months ended September 30, 2001, from approximately $398,000 million for the nine months ended September 30, 2000.

Grant revenues decreased 65% to approximately $130,000 for the nine months ended September 30, 2001 compared to approximately $375,000 for the nine months ended September 30, 2000. This was because our grant from the government ended in June 2001 and no longer contributed to our revenue.

Research and Development Expenses

Research and development expenses consist primarily of personnel costs, including the recognition of deferred compensation, costs of supplies, facility costs, license fees and depreciation of laboratory equipment. Research and development expenses increased 64% to $20.7 million for the nine months ended September 30, 2001, compared to approximately $12.6 million for the nine months ended September 30, 2000. This increase was primarily due to an increase in the number of research and development staff, increased laboratory supply usage, higher facilities costs, additional license fees, amortization of deferred compensation and depreciation of additional laboratory equipment. These cost increases were the result of increased throughput in our GeneFunction Factory(TM) relating to our commercial partnerships, an expansion of our metabolomics platform and further investments in informatics. We expect to continue to devote substantial resources to research and development. We also expect that research and development expenses will continue to increase and that net losses will continue as a result.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs, including the recognition of deferred compensation expense, professional expenses, such as legal and accounting fees, facilities costs, business development costs, depreciation and acquisition-related expenses. Selling, general and administrative expenses increased 30% to approximately $9.6 million for the nine months ended September 30, 2001, compared to approximately $7.4 million for the nine months ended September 30, 2000. Of this increase, approximately $0.9 million was a one-time charge relating to the acquisition of a company we are no longer pursuing. The remainder of this increase primarily related to increased staffing necessary to manage and support our growth, increased professional expenses, higher facilities costs and increased depreciation expenses. We expect that our selling, general and administrative expenses will continue to increase, but at a slower rate than in the past, as we expand our business development and marketing activities, add legal, accounting and administrative staff, and continue to make commission payments related to our commercial partnerships.


Other Income (Expense), Net.

Other income (expense), net represents interest earned on our cash and cash equivalents and short-term and long-term investments, offset by interest expense on long-term debt and capital leases. Other income (expense), net decreased 76% to approximately $156,000 for the nine months ended September 30, 2001, compared to approximately $641,000 for the nine months ended September 30, 2000. This decrease was primarily attributable to decreases in interest earned on our cash and investments and to increases in interest paid on notes payable. Other income (expense), net for the nine months ended September 30, 2001 included a gain of approximately $127,000 related to the sale of assets. Other income (expense), net for the nine months ended September 30, 2000 included a loss of approximately $241,000 related to the sale of assets. During October 2001 we closed a direct offering of approximately 5.1 million shares of common stock which generated aggregate gross proceeds of approximately $28.0 million, and aggregate net proceeds of approximately $26.0 million. The interest that we earn from this money will increase our other income (expense), net in the quarter ended December 31, 2001. However, until our operations and the cost of servicing our debt positively contribute to our cash flow we expect that other income (expense), net will continue to decrease in 2002 as we use our cash and investments to fund our operations and service our debt.

Net Loss. Net Loss decreased 9% to approximately $12.4 million for the nine months ended September 30, 2001, compared to approximately $13.5 million for the nine months ended September 30, 2000. The decrease in net loss was primarily due to the increase in revenues between the two periods which was higher than the increase in total operating expenses and the decrease in other income, net.

Liquidity and Capital Resources

During October 2001 we closed a direct offering of approximately 5.1 million shares of common stock which generated aggregate gross proceeds of approximately $28.0 million and aggregate net proceeds of approximately $26.0 million.

As of September 30, 2001, we had cash, cash equivalents and short-term investments of approximately $13.2 million, compared to approximately $36.0 million at December 31, 2000. Our cash, cash equivalents, short-term investments and long-term investments totaled approximately $25.6 million at September 30, 2001, compared to approximately $44.5 million at December 31, 2000. During the nine months ended September 30, 2001, we used approximately $13.6 million to fund operating expenses, approximately $7.3 million to fund capital equipment purchases and leasehold improvements and approximately $2.9 million to repay principal on secured debt. We believe that our cash and investments balance of approximately $25.6 million coupled with cash from our commercial partners and the cash received from our direct offering will be sufficient to cover our cash flow needs for at least the next two years. We are exposed to interest rate fluctuations on cash equivalents, short-term investments, and long-term investment, and amounts outstanding under notes payable and lines of credit.
Our cash and cash equivalents, short-term, and long-term investments are invested in financial instruments with interest rates based on financial market conditions.

During the nine months ended September 30, 2001, we made additional borrowings under capital leases and notes payable of approximately $4.5 million. Future annual maturities of other long-term debt are approximately $1.1 million in 2001, approximately $6.8 million in 2002, approximately $4.1 million in 2003, approximately $2.8 million in 2004 and approximately $404,000 in 2005. In addition, we have several noncancellable operating leases pertaining to office lease space and other equipment. Our minimum lease payments, under these leases, are approximately $531,000 in 2001, approximately $2.0 million in 2002, approximately $1.9 million in 2003, approximately $1.9 million in 2004, approximately $2.0 million in 2005, and approximately $10.4 million thereafter.

We had a working capital deficit of approximately $4.3 million at September 30, 2001 compared to working capital of $16.0 million at December 31, 2000. The decrease in working capital during the nine months ended September 30, 2001 was primarily due to the funding of the net loss, purchases of property and equipment, leasehold improvements, repayments of principal under our secured debt agreements and an increase in the current portion of our long-term debt.

Cash used in operating activities totaled approximately $13.6 million for the nine months ended September 30, 2001 compared to cash provided by operating activities of approximately $80,000 for the nine months ended September 30, 2000. Cash used in operating activities was primarily related to funding our net operating loss. Cash used in operating activities increased for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, primarily because we had an increase in deferred revenue during the nine months ended September 30, 2000 and a decrease in deferred revenue during the nine months ended September 30, 2001 and secondarily because we had a larger increase in accounts receivable during the nine months ended September 30, 2001 than we had in corresponding period in 2000.

Cash provided by investing activities totaled approximately $14.3 million for the nine months ended September 30, 2001 compared to cash used in investing activities of approximately $59.7 million for the nine months ended September 30, 2000. Investing activities consist primarily of net maturities of investments offset by additions to property and equipment. Cash provided by investing activities increased for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 primarily as a result of a decrease in the amount of investments purchased and an increase in the amount of investments maturing to finance our working capital requirements. Capital expenditures totaled approximately $7.3 million for the nine months ended September 30, 2001 compared to approximately $12.6 million for the nine months ended September 30, 2000. Capital expenditures for the nine months ended September 30, 2001 primarily consisted of our investment in our GeneFunction Factory, which includes laboratory and data processing equipment and leasehold improvements. We expect to continue to make investments in the purchase of property and equipment to support our expanding operations. A portion of our cash may be used to acquire or invest in complementary businesses, products or technologies, or to obtain the right to use such complementary technologies.

Cash provided by financing activities totaled approximately $1.7 million for the nine months ended September 30, 2001 compared to approximately $63.3 million for the nine months ended September 30, 2000. Cash provided by financing activities for the nine months ended September 30, 2001 was primarily comprised of borrowings under secured debt agreements, offset by principal payments under those agreements. Cash provided by financing activities decreased for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, primarily due to the proceeds from the sale of convertible preferred stock and common stock during the nine months ended September 30, 2000.

We expect to continue expanding our operations through internal growth and, possibly, through strategic acquisitions. We expect these activities will be funded from existing cash, cash flow from operations and cash flow from commercial partners. We believe that these sources of liquidity will be sufficient to fund our operations for at least the next two years. From time to time, we evaluate potential acquisitions and other growth opportunities, which might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities.

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

FAS 141 and FAS 142 supersede Accounting Principles Board Opinion No. 16, "Business Combinations", and No. 17, "Intangible Assets" respectively. FAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

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

The Company does not currently have goodwill or intangible assets, therefore there is no impact from the adoption of FAS 141 and FAS 142 on the Company's financial position or the results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144").

FAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and Accounting Princiciples Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

FAS 144 addresses the accounting for the impairment of disposal of long-lived assets. A long-lived asset shall be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

FAS 144 is effective for fiscal years beginning after December 15, 2001. The company has not currently experienced any significant events or changes in circumstances that would impact the carrying amounts of the company's long-lived assets.

Potential Volatility of Quarterly Operating Results and Stock Price

Our quarterly and annual operating results have fluctuated, and we expect that they will continue to fluctuate in the future. Factors that could cause these fluctuations include:

 .   the timing of the initiation, progress or cancellation of commercial partnerships;
 .   the mix of work performed for our commercial partners in a particular period;
 .   the timing of internal expansion costs and research and development costs;
and
 .   the timing and amount of costs associated with evaluating and integrating acquisitions, if any.

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

FORWARD-LOOKING STATEMENTS

Our forecast of the period of time through which our financial resources will be adequate to support our operations and other statements contained in this report are forward-looking and involve risks and uncertainties. Actual results could vary as a result of a number of factors. We believe that our existing cash and investment securities (including the net proceeds from our October 2001 direct offering and the remaining proceeds from our initial public offering) and anticipated cash flow from existing partnerships will be sufficient to support our current operating plan for at least the next two years. We have based this estimate on assumptions that may prove to be wrong. It is possible that we may seek additional funding within this time frame. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available or, even if available, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results. Our future capital requirements will depend on many factors, including:

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

This report contains other forward-looking statements, including statements regarding: our ability to successfully develop and improve our GeneFunction Factory; database and other technologies; our ability to industrialize the process of gene function discovery and generate information enabling the development of novel products; our ability to establish intellectual property protection for our gene function information, databases, processes and other technologies; product development and commercialization efforts; our strategy; anticipated increases in our revenues, expenses and losses and the reasons therefore; the timing of revenues from commercial partnerships; our ability to meet or exceed our milestone targets and earn royalties under our commercial partnerships; our ability to maintain current and enter into new partnerships and alliances; our intended use of the proceeds from our initial public offering and our October 2001 direct offering and other financial resources; our research and development and other expenses; our operational and legal risks; our belief that selling, general and administrative expenses will increase at a slower rate than in the past; and our belief that our expertise in mapping the human metabolome will enable us to develop commercial partnerships for use in drug discovery and drug development processes. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology.

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

  The remaining proceeds from our initial public offering have been invested in corporate paper, bonds and money market funds. We intend to use the net proceeds for research and development, acquisitions of plant and equipment, development of our physical infrastructure and general corporate purposes, including the possible acquisition of or investment in complementary businesses, products or technologies. The following table sets forth our cumulative use of the net offering proceeds as of September 30, 2001:

Research and development expenses.........................................     $20,543,000
Construction and acquisition of plant buildings, facilities, and
equipment.................................................................      11,556,000
Repayment of indebtedness.................................................       4,003,000
General corporate purposes................................................       1,690,000
Restricted cash...........................................................         919,000
Cash and cash equivalents..............................................          3,818,000

The foregoing use of net proceeds does not represent a material change in the use of net proceeds described in the Registration Statement.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

ITEM 5.  OTHER INFORMATION - RISK FACTORS

WE HAVE A HISTORY OF NET LOSSES. WE WILL CONTINUE TO INCUR NET LOSSES THAT MAY DEPRESS OUR STOCK PRICE.

We have incurred net losses in each year since our inception and expect these losses to continue. We experienced a net loss of approximately $4.1 million for the quarter ended September 30, 2001. As of September 30, 2001, we had an accumulated deficit of approximately $45.3 million. To date, we have derived all of our revenues from two commercial partnerships and a government grant. We expect to derive revenue in the foreseeable future principally from commercial partnerships. We expect to spend a significant amount of capital to fund research and development and enhance our core technologies, including our GeneFunction Factory. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenues to become profitable. We cannot predict when, if ever, we will become profitable.

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

IF WE ARE NOT ABLE TO ADEQUATELY ACQUIRE AND PROTECT PATENTS AND LICENSES, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS AND REMAIN COMPETITIVE.

Our business and competitive position will depend in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies and products in the United States and other countries. As of October 30, 2001, we had 108 U.S. patent applications and 14 international patent applications pending covering our technology. We currently hold one issued U.S. patent and no issued patents in other countries. We may never receive any further patents on our applications in the United States or other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries.

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

OUR MANAGEMENT WILL HAVE BROAD DISCRETION AS TO THE USE OF PROCEEDS FROM OUR OCTOBER 2001 DIRECT OFFERING AND MAY SPEND THE PROCEEDS IN WAYS WITH WHICH YOU MAY NOT AGREE.

Our management will have broad discretion over the use of proceeds from our October 2001 direct offering as well as the remaining proceeds from our initial public offering. We currently intend to use the proceeds from this financing for general corporate purposes, including our internal discovery and development programs (such as the launch of our metabolomics platform into the healthcare and nutrition markets), the development of new technologies and for working capital. We may also use a portion of the proceeds to acquire or invest in complementary businesses or technologies. Our management may allocate the net proceeds among these purposes as it determines is necessary. In addition, market factors may require our management to allocate all or portions of the net proceeds for other purposes. Management may not use the proceeds in a manner in which you approve.

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

A large portion of our expenses, including expenses for facilities, equipment and personnel are relatively fixed. Accordingly, if revenues decline or do not grow as anticipated due to expiration of commercial partnerships or government research grants, failure to obtain new contracts or other factors, we may not be able to correspondingly reduce our operating expenses. In addition, we plan to significantly increase operating expenses for the rest of 2001 and in 2002. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

Our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price would likely decline.

IF OUR STOCKHOLDERS SELL SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK, THE MARKET PRICE OF OUR COMMON STOCK MAY FALL.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of October 30, 2001, there were 31,446,326 shares of common stock outstanding. All of the (i) 11,847,727 shares sold in our initial public offering and our October 2001 direct offering, (ii) outstanding shares that were purchased on one of our registration statements on Form S-8, and (iii) shares that have been sold pursuant to Rule 144 or Rule 701 are freely transferable without restriction or further registration under the Securities Act, except for shares purchased by our "affiliates," as defined in Rule 144 of the Securities Act. The remaining shares of common stock outstanding are "restricted securities" as defined in Rule 144. Holders of these shares may sell them in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

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

Exhibit 10.1 Amendment to the Monsanto/Paradigm Genetics Collaboration Agreement dated as of November 17, 1999, which is dated as of August 30, 2001. Portions of this exhibit were omitted and filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.

  (b)  Reports on Form 8-K

Paradigm filed no reports on Form 8-K during the quarter ended September 30, 2001.

PARADIGM GENETICS, INC.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  PARADIGM GENETICS, INC.


DATE: November 13, 2001   SIGNATURE: /s/ Ian A.W. Howes

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

Exhibit 10.1 Amendment to the Monsanto/Paradigm Genetics Collaboration Agreement dated as of November 17, 1999, which is dated as of August 30, 2001. Portions of this exhibit were omitted and filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.