Form 10-K
period 2001-12-31
PARADIGM GENETICS INC
filed 2002-03-29
CIK 1057217

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the fiscal year ended: December 31, 2001.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              for the transition period from          to

                            Commission File Number:
                                    0-30365

                               -----------------

                            Paradigm Genetics, Inc.
            (Exact name of registrant as specified in its charter)


                      Delaware                 56-2047837
                   (State or other          (I.R.S. Employer
                   jurisdiction of        (Identification No.)
                  incorporation or
                    organization)

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

                               Yes [X]   No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the registrant's voting stock, held by non-affiliates of the registrant (based upon the closing sale price on the Nasdaq National Market on February 28, 2002) was approximately $24,773,429. Exclusion of shares held by any person should not be construed to indicate that such person is an affiliate of the registrant.

   As of February 28, 2002, there were 31,963,532 shares of common stock, $.01 per share par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain information contained in Part III of this Form 10-K is incorporated by reference from the registrant's proxy statement, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's Annual Meeting of Stockholders to be held on May 17, 2002.

================================================================================

                            PARADIGM GENETICS, INC.

                                   FORM 10-K

                     FOR THE YEAR ENDED DECEMBER 31, 2001

                               -----------------

                               Table of Contents

                                                                                               Page
                                                                                               ----
                                                PART I

Item 1.  Business.............................................................................   3

Item 2.  Properties...........................................................................  19

Item 3.  Legal Proceedings....................................................................  19

Item 4.  Submission of Matters to a Vote of Security Holders..................................  19

                                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters................  20

Item 6.  Selected Financial Data..............................................................  21

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  23

Item 8.  Financial Statements and Supplementary Data..........................................  36

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  36

                                               PART III

Item 10. Directors and Executive Officers of the Registrant...................................  37

Item 11. Executive Compensation...............................................................  37

Item 12. Security Ownership of Certain Beneficial Owners and Management.......................  37

Item 13. Certain Relationships and Related Transactions.......................................  37

                                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  38

         Index to Financial Statements........................................................ F-1

                                    PART 1

ITEM 1.  BUSINESS

BUSINESS

Overview

   In September 1997, we founded Paradigm Genetics as an integrated life sciences company developing novel technologies to speed the discovery of new products for the advancement of human health and agriculture. We developed technology to rapidly determine the function of genes in plants and fungi and we are using this information to develop products and services in our target markets either in collaboration with commercial partners or on our own. To industrialize this process we developed a high throughput platform, known as the GeneFunction Factory(TM). We completed this platform in early 2000 and today we have analyzed thousands of genes in our model systems. Our rate of discovery of plant and fungal gene function far exceeds that of other approaches and we believe that this will not only place us in a strong intellectual property position but will also enable us and our commercial partners to accelerate the development of novel products.

   As part of our integrated discovery approach, we have developed a proprietary biochemical profiling platform designed to allow us to characterize essentially all of the small molecules, or metabolites, in cells, tissues and fluids of any organism. The technology surrounding this process is known as metabolomics. This technology has been an important part of our GeneFunction Factory(TM) since 1999. More recently, we began adapting this technology for use with human cells, tissues and fluids, and we believe that this platform, which we call MetaVantage(TM), will enable us to improve drug discovery and development by significantly improving the validation process of new targets and the selection of new lead compounds. Human metabolomics is the global analysis of all classes of biochemicals, also known as the metabolome, in a human being. MetaVantage(TM) elucidates the biochemical profile of a cell, tissue, or fluid, and integrates this information with data from other genomics analyses using a proprietary comprehensive informatics system. We believe that, by globally investigating biochemistry in this way, we can learn much more than by studying just genes or proteins and that we will be able to move beyond traditional genomic technologies to reveal the next level of cellular information. This is an important technology because biochemistry forms the basis of all physiology. We believe that we are a pioneer and a leader in the field of metabolomics.

   Our GeneFunction Factory(TM) and MetaVantage(TM) systems generate many terabytes of data. In order to integrate these data and elucidate information that we and our commercial partners can use to develop new products, we have developed a sophisticated data integration and analysis system called FunctionFinder(TM) and are in the process of creating a data integration and visualization system for our MetaVantage(TM) platform called MetaTrace(TM). We use FunctionFinder(TM) to infer the function of genes in our plant and fungal model systems and we use MetaVantage(TM) to understand the relationship between biochemical profiles, biochemical pathways and target genes in human beings. Based on the information we are generating through our proprietary systems, we established major commercial partnerships in the areas of agriculture and nutrition in 1998 and 1999. Additionally, in 2001, we announced plans to build a pharmaceutical drug discovery and development platform, based around our expertise in metabolomics.

Human Health

   We are developing a proprietary metabolomics platform called MetaVantage(TM), which will generate important knowledge about human metabolism. We believe that we will be able to use MetaVantage(TM) to accelerate drug discovery and development for partners and ourselves by improving the study of drug targets, lead compounds, and predictive medicines. We believe that metabolites are a more proximal determinant of cellular behavior than genes or proteins and, therefore, can provide both complementary and better information than simply analyzing genes and proteins. Furthermore, because there are far fewer metabolites than there are genes or proteins, we believe that metabolites are more efficient to study.

   The process of discovering and developing new pharmaceutical drugs has become increasingly expensive and challenging. According to the Tufts Center for the Study of Drug Development, the cost of developing a new drug and bringing it to market, including failures, now exceeds $800 million in the United States, and the length of time from candidate discovery to approval has increased from an average of eight years in the 1960s to over 14 years today. The toxic adverse side-effects from drugs result in more than two million hospitalizations each year and there are more then 100,000 deaths annually from unintended drug complications making this the fifth leading cause of death in the United States. Currently, on average, more than 10,000 lead compounds must be tested in pre-clinical development for each marketed drug that is developed in order to overcome attrition due to inadequate safety or efficacy.

   Existing pharmaceutical drugs interact with less than 500 biological targets out of an estimated 10,000 potential targets. This means that the majority of potential drug targets currently remain undiscovered. While genomic technologies have vastly increased the pace of discovery for new potential drug targets, the pharmaceutical industry has limited capacity to study and exploit them. A key component of applying genomics tools to drug discovery and development is the collection of functional information on how genes and gene products impact cells, tissues, organs and their associated disease states. Technologies that profile gene and protein expression patterns have seen widespread use for adding value to current biological information. However, correlation of results from these two technologies can be difficult and this has limited researchers' ability to impact the challenges faced in drug discovery.

   We believe that MetaVantage(TM), our proprietary human metabolomics platform, will have the potential to lower the cost of drug discovery, decrease the time to market for new drugs, lower the incidence of adverse toxic side effects and complement other genomics tools to help researchers better understand the link between cellular or biochemical function and pharmaceutical drugs and disease response.

  Metabolomics is a powerful new science in drug research and development.

   While the genome-wide analysis of cells and tissues at the DNA and protein level yields important clues about disease states, biochemicals, which are a key component of cellular function, largely have been overlooked by researchers as part of their drug discovery efforts. Genes code for proteins, which in turn function to alter biochemicals, and biochemicals determine all cellular physiology. Therefore understanding what changes take place in biochemicals gives researchers valuable information about the function of genes and proteins in disease and drug response. These biochemicals, or metabolites, comprise the human metabolome, and the human metabolome provides the next level of analysis in functional biology, following the genome, transcriptome and proteome. Thus, metabolomics, which is the science of determining the biochemical profile of a cell, tissue, or fluid, provides researchers with a more complete understanding of whole systems biology.

                                    [GRAPHIC]


      The metabolome is the next level of information after the proteome. Metabolomics is the study of the human metabolome.

   Metabolomics is the systematic analysis of all non-peptide small molecules, such as vitamins, sugars, hormones, fatty acids, and other metabolites, and is distinct from traditional analyses which target only individual metabolites or pathways. We believe that, once determined, an organism's biochemical profile will prove to be a more proximal indicator of cellular physiology than a profile of its proteome or genome and will, therefore, provide valuable data in drug discovery and development research.

   While humans are thought to have between 30,000 and 40,000 genes, as many as 100,000 gene transcripts, and potentially more than 1,000,000 proteins, we believe that all human cells are comprised of less than 3,000 metabolites. Accordingly, we believe that the study of these metabolites through metabolomics, will provide a more targeted approach to understanding functional biology than either gene expression analysis or proteomics and also promises to be highly complementary to these other technologies.

   We have shown biochemical profiling data to be a reliable indicator and predictor of the physiological state of a cell or organism, ultimately consistent with associated gene expression data. Furthermore, biochemical profiling of different physiological states may in fact be more predictive than transcriptomics and proteomics approaches because changes in metabolite concentrations reflect not only alterations at the gene expression and protein levels, but also reflect the complex control mechanisms involved in processing gene transcripts and polypeptides that ultimately dictate physiological activity. By taking a snapshot of the small molecules present in a cell or tissue, we believe that metabolomics will provide pharmaceutical researchers with data sets complementary and additive to existing studies of transcripts, proteins and phenotypes. In addition, metabolomics has the advantage of being a relatively straightforward and highly quantitative technology, compared to gene expression analysis or proteomics. Furthermore, it is currently technically feasible to identify a significant percentage of the small molecules present in a sample, while it is difficult to identify a similar percentage of proteins present in a sample.

   With our suite of bioinformatics tools and scientific expertise, we are using metabolomics to understand the physiological state of a cell, tissue, or fluid, based on the small molecules in that cell, tissue, or fluid, and their relationship to biochemical pathways and global gene expression. We believe that this will allow us to better understand the bases of health and disease, the mechanisms of action, potential toxicity, nutritional states, and the genetic, environmental and chemical effects of pharmaceutical drugs.

  MetaVantage(TM)--Our proprietary human metabolomics technology

   We believe we are one of the first companies to have developed an industrialized approach for capturing the value of metabolomics in functional genomics and pharmaceutical research. We are developing a proprietary metabolomics platform called MetaVantage(TM) for the study of human cells, tissues, and fluids, which we believe will provide a set of profiling technologies to enable researchers to quickly understand changes in a physiological state of a cell or tissue in response to internal or external stimuli. We use sophisticated parallel mass spectrometry to quantify essentially all of the small molecules, less than 1,000 daltons, in a sample. We also globally analyze lipids, proteins and carbohydrates. Using this platform, we identify spectra of biologically relevant molecules, including polar and non-polar metabolites such as fats, alcohols, nucleotides, simple sugars, fatty acids, organic acids, amino acids and metal ions.

   We began developing our agricultural metabolomics platform in 1999 and we have validated it both by delivering plant metabolomic data to our commercial partners and by using plant and fungal data in our internal development programs. We are leveraging the expertise and experience gained from the development of our agricultural metabolomics platform to help us develop our MetaVantage(TM) platform. We have formed key technology partnerships to create essential software tools and integrate metabolomic data with genome, pathway and gene expression databases, as well as to maintain a leading position in the implementation of the most advanced mass spectrometry equipment. Additionally, we have partnered with leading academic institutions to provide access to MetaVantage(TM) in basic research, garner cutting-edge knowledge on further applications and obtain rights to potential drug targets and diagnostics.

   We are developing MetaVantage(TM) as a turn-key platform that will include the instrumentation, computational tools and industrial processes necessary to generate high throughput metabolomics data. The platform will be composed of the following four processes, across which we believe we have extensive intellectual property and proprietary positions:

      1. Sample Preparation. Sample preparation encompasses proprietary procedures covering the preparation, storage, extraction, derivitization, quality control and tracking of cells and fluids. We subject all sample preparations to rigorous chemical stability analysis involving multiple standards and randomized controls.

      2. Analytics. Our platform is high-throughput and scalable, capable of analyzing thousands of samples per week. Our platform employs separation techniques including positive- and negative-ion separation by liquid chromatography/time-of-flight mass spectrometry (LC/MS), non-polar compound analysis with gas chromatography/time-of-flight mass spectrometry (GC/MS), and elemental analysis with inductively coupled plasma/mass spectrometry (ICP/MS). We have automated much of the process based in part on a proprietary laboratory information management system (LIMS) and robotics to enhance throughput and reduce variability. In 2001, we formed a strategic alliance with Thermo Finnigan, a business unit of Thermo Electron Corporation, to design and develop the next generation of chromatography/mass spectrometry systems, and we will have exclusive pre-commercial access to the new instruments and systems in the field of metabolomics.

      3. Informatics. Our MetaVantage(TM) platform generates several gigabytes of raw data every day. We use proprietary software systems that will enable us to reduce, refine, store and integrate these data with gene expression data, proteomics data and clinical data. Our systems will allow us to integrate large data streams from disparate sources into coherent data sets that will represent the underlying biological relationships in a cell or tissue. MetaVantage(TM) also catalogues all data that we are able to capture, regardless of whether the identification of a peak can be determined, and we retain this information for use as a part of the signature profile for that sample.

      4. Pathway Linkage. In 2000, we formed a strategic alliance with LION Biosciences AG to develop a metabolomics analysis software system and database so that we could visualize and analyze the data from our MetaVantage(TM) platform. Once completed, we believe this system, called MetaTrace(TM), will include computational tools to annotate and visualize biochemical and gene expression profiling data and allow us to directly compare control and experimental samples so that we can rapidly identify 'signature' metabolites. We believe these signature metabolites will link differences in biochemical profiles to biochemical pathways, which will enable us to identify target genes or gene products such as enzymes.

  Market Opportunities in drug discovery and drug development

   We believe that our MetaVantage(TM) metabolomics technology is one of the first of its kind and we will seek to leverage this platform to accelerate drug discovery and development for ourselves and our partners, and improve the study of drug targets, lead compounds and predictive medicines. We are seeking to use MetaVantage(TM) to identify, validate, and prioritize targets for drug discovery. We plan to do this by comparing the biochemical profiles of diseased and normal tissues and identifying the biochemical pathways that are perturbed during disease. We believe that the identification of perturbed pathways can greatly facilitate the identification of novel proteins as potential drug targets, validate suspected drug targets, and permit prioritization of targets based on their role in the mechanism of disease. In February 2002, we entered into a master collaborative research agreement with Duke University Medical Center to use our MetaVantage(TM) platform to help identify and validate novel drug targets for drug discovery as well as attempt to discover new biomarkers for use in predictive medicines. Our first area of focus under this collaborative research agreement is in cardio vascular disease.

   Also, we are seeking to use MetaVantage(TM) to enhance lead compound selection, optimization and design. We plan to do this by comparing diseased or normal tissues to the same tissue following treatment with a chemical compound. We will then analyze this data with MetaTrace(TM) to see whether the chemical compound acts specifically in the pathways involved in disease, and also to see whether the chemical compound perturbs other pathways, indicating a toxicity risk. We believe this will allow us to prioritize lead compounds, optimize lead compound design and provide guidance in toxicity screening to optimize lead safety. In addition, if the mechanism of action of an effective chemical compound is unknown, we believe we can use MetaVantage(TM) data to support reverse pharmacology approaches and the determination of how that compound affects the physiology of a cell. This is also known as chemical genetics. We believe that this can lead to new insights into drug design, as well as new target identification. In February 2002, we entered into a research and development agreement with VDDI Pharmaceuticals to use our MetaVantage(TM) platform to help prioritize lead compounds targeting the bacterial enzyme nicotinamide adenine dinucleotide synthetase. This enzyme is essential in many biological processes in gram-positive bacteria, such as anthrax.

   We believe that we will be able to use MetaVantage(TM) to impact efficacy and safety in drug development, drug rescue and clinical diagnostics. We will seek to do this by correlating patient-specific biochemical profiling signatures to response patterns in clinical trials. We believe that this will assist in the stratification and streamlining of clinical trials. We also believe we can use MetaVantage(TM) to identify toxicity biomarkers to create assays with which we may be able to screen patients for safety. This could be of value in keeping profitable drugs on the market or rescuing previously withdrawn chemical compounds. We believe that these biomarkers may be used as diagnostics to yield insights into disease management in individual patients.

Agriculture

   In Agriculture, our goal is to comprehensively understand the function of genes in plants and fungi and then develop new and improved agricultural products, either on our own or in conjunction with our commercial partners, around those genes that have commercially relevant characteristics. Historically this process has been slow, labor intensive and expensive and today scientists still do not fully understand the function of the vast majority of these genes. To solve this problem, we have developed an industrialized approach to determining the function of genes in plants and fungi. Our industrial scale GeneFunction Factory(TM) is an integrated, rapid laboratory through which we discover and modify genes in plants and microbes, understand the consequences of the modifications and reliably determine the function of those genes. We process the data produced by this platform in our FunctionFinder(TM) bioinformatics analysis system and then use this information in the development of new products.

   We have established commercial partnerships with Bayer and Monsanto and have strategic alliances with Celera Genomics, Agilent Technologies and Lion Bioscience. The Bayer partnership is focused on the development of new herbicides while the Monsanto partnership is focused on the development of new crop traits for more efficient farming and better foods. In 2001, we acquired Celera's AgGen plant genomics and genotyping business. Also in 2001, we signed a multi-year strategic alliance with Agilent Technologies to develop and market the first whole Arabidopsis genome microarray for use in gene expression studies. In 2000, we entered into a strategic alliance with Lion Bioscience to develop and market a database and analysis system containing plant and microbial biochemical profile data. In 2001, this alliance was amended to incorporate human biochemical profile data.

  Industrialized Discovery Platform

   Our assembly-line approach to gene function discovery automates the measurement of thousands of physical and chemical characteristics of a selected organism at different times in the organism's life cycle. We begin the process by altering DNA fragments to produce a gene variant. In plants, we produce two types of variants: knock-out variants, in which we have modified the selected gene to under-produce its encoded protein, and over-expression variants, in which we have modified the selected gene to over-produce its protein. In fungi, we use proprietary technology to activate or inactivate genes using specialized DNA fragments that we can insert into genes to modify the gene. We then introduce the modified gene into the fungal nucleus where it efficiently and precisely replaces the normal gene. Using these proprietary technologies, we have modified thousands of plant and fungal genes. We then collect three types of data for each variant using gene expression profiling, biochemical profiling and phenotype profiling.

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

   Biochemical Profiling. We use our metabolomics platform to provide a snapshot of the chemicals, including vitamins, minerals and other biochemicals, in cells, tissues, and organisms, at a given time. In agriculture, our metabolomics platform uses mass spectroscopy, which separates molecules by electrical charge and size, and chromatography, which separates molecules by size and chemical properties. We analyze these biochemical data using our proprietary platform.

   Phenotype Profiling. Phenotype profiling is the measurement of physical and chemical characteristics of an organism at one or more times during its life cycle. We currently measure approximately 140 different characteristics of our target and model organisms. These include flowering time, plant height, plant weight, seed set, seed size, leaf size, root density, nutrient utilization and appearance. We take measurements under standard conditions as well as under various stress conditions. These different measurements, when taken at specified times, produce a phenotype profile for a variant that we can compare to a phenotype profile for a normal organism to help understand the function of the modified gene. We have developed a series of proprietary methods for obtaining phenotype profiles for organisms.

  Our FunctionFinder(TM) Bioinformatics System

   These processes, which are managed by our proprietary Laboratory Information Management System, or LIMS, generate several terabytes of diverse data. The LIMS uses barcodes and other automated data collection devices to track samples and store data which are then fed into our proprietary FunctionFinder(TM) bioinformatics system for analysis and interrogation. The challenge with managing the vast amounts of data that we collect and store for so many genes is being able to retrieve and make sense of relevant information to determine the function of genes. FunctionFinder(TM) deals with this issue by intelligently storing, retrieving, analyzing and mining data to create valuable knowledge about gene function.

  Our Model and Target Organisms

   We have carefully selected the organisms we study in our GeneFunction Factory(TM). Some researchers use yeast and the bacterium Escherichia coli as general model organisms, and others use the mouse as a model for humans. Yeast and bacteria are efficient model organisms, but are such simple organisms that extrapolating information about gene function to more complex target organisms is often not meaningful. Mice are more useful for annotating genes of higher organisms, but are expensive to maintain and study and are not conducive to high throughput analysis. We have prioritized organisms for our Gene Function Factory(TM) that are economical and efficient to study, have short life cycles and have direct applicability to our target markets. The organisms on which we have initially focused are a plant known as Arabidopsis and three fungi known as Magnaporthe grisea, Mycosphaerella graminicola and Botrytis cinecea.

   Arabidopsis is a useful model organism because it is a dicot and, as such, it is similar to soybeans, cotton, vegetables and oil seed crops. It is an efficient model organism because it has a short life cycle of seven weeks and a small genome. Of the approximately 289 known human disease genes, nearly 50% are found in Arabidopsis making it an important model organism for human healthcare as well as agricultural applications. Although the Arabidopsis genome has been sequenced and catalogued, we estimate that excluding the genes that we have analyzed using our GeneFunction Factory(TM) less than 10% of the Arabidopsis genome, which we believe has approximately 14,000 unique genes, has been experimentally investigated for function by others. To date, we have analyzed over 6,500 of these genes for potential herbicide targets and have analyzed over 1,700 genes for agricultural output traits.

   Magnaporthe grisea, Mycosphaerella graminicola and Botrytis cinerea are three fungi that cause diseases in cereals, rice and broadleaf plants. Each of these organisms has a genome with a total of between 8,000 and 10,000 genes. To date we have analyzed the vast majority of these genes for function and have identified over 30 targets for potential agricultural fungicides or human anti-fungal drugs. In 2001, we developed assays for these targets, screened those assays against a library of chemical compounds and developed a list of hit pre-lead chemicals.

  Our Commercial Partnerships

   We have established important commercial partnerships with Bayer, in the area of chemical herbicides, and Monsanto, in the area of crop output traits and nutrition.

   In September 1998, we entered into a commercial partnership with Bayer for the development of new chemical herbicides. Under the terms of the commercial partnership, we have agreed to use our GeneFunction Factory(TM) to identify Arabidopsis genes that may be targets for herbicide discovery. We are providing exclusively to Bayer assays based on these targets for use in high throughput screening for herbicides, as well as access to customized Arabidopsis-based releases of FunctionFinder(TM) for use in herbicide discovery. The commercial partnership had an initial term of three years, ending in September 2001. In June 2001, Bayer extended the term of this agreement for an additional three years, ending in September 2004. Bayer also has the option to extend the agreement for two additional years, through September 2006. The commercial partnership provides that we are entitled to committed research funds, additional fees based on the number of assays we deliver and our success in delivering customized releases of FunctionFinder(TM), and milestone and royalty payments for any products that might emerge from the commercial partnership. Under the terms of the commercial partnership, Bayer is obligated to pay us a total of approximately $24.3 million in committed funding and as much as an additional $21.4 million in performance fees, milestone payments and payments made in connection with the exercise of options to extend the commercial partnership. As of December 31, 2001, we had received approximately $16.7 million of this funding from Bayer pursuant to the commercial partnership. Of this, approximately $12.7 million relates to committed funding and approximately $4.0 million relates to performance fees and milestone payments. We will also earn sales royalties and product milestones in the event that our commercial partnership with Bayer yields commercial products. We have achieved sixteen milestones in our commercial partnership with Bayer. These milestones include the delivery of fourteen assays for high throughput screening and the delivery of the first and second releases of a customized FunctionFinder(TM) bioinformatics system for discovery of novel herbicide targets. To date we have completed the full analysis of approximately 6,500, out of a total of approximately 14,000, unique Arabidopsis genes as part of our commercial partnership with Bayer.

   In November 1999, we entered into a commercial partnership with Monsanto to provide certain Arabidopsis-based gene function data for the development of crop inputs and outputs and nutrition. Under the terms of this commercial partnership, Monsanto is providing us with thousands of genes from Arabidopsis and other organisms. We are performing a functional analysis of such genes for Monsanto using our GeneFunction Factory(TM). Monsanto will either own or have exclusive licenses to certain patents that result from this project. The commercial partnership has an initial term of six years from the commencement of work in February 2000 and ending in January 2006, unless Monsanto terminates it at an earlier date because we do not achieve specific milestones. Monsanto also has the option to extend the commercial partnership for up to two years and nine months. Monsanto may expand the commercial partnership by increasing the number of genes that we are to analyze in Arabidopsis for additional research and possible milestone payments. The commercial partnership provides that we are entitled to committed research funds, additional fees based on the number of genes analyzed and royalty payments for any products that might emerge from the commercial partnership. Under the terms of the commercial partnership, Monsanto is obligated to pay us approximately $41.5 million in committed funding and as much as an additional $88.5 million in performance fees, milestone payments and payments made in connection with the exercise of options to extend the commercial partnership. As of December 31, 2001, we had received approximately $24.9 million of this funding from Monsanto pursuant to the commercial partnership. Of this, approximately $20.2 million relates to committed funding and approximately $4.7 million relates to performance fees and milestone payments. We will also earn sales royalties and product milestones in the event that our commercial partnership with Monsanto yields commercial products. To date, we have completed the full analysis of approximately 1,700, out of a total of approximately 14,000, unique arabidopsis genes as part of our commercial partnership with Monsanto.

   In November 2000, we entered into a strategic collaboration with LION bioscience for the development and marketing of a plant and fungal based biochemical profiling database and bioinformatics software products for analyzing that database. In 2001, this alliance was expanded to incorporate human biochemical profile data. We intend to use the database for target identification and target validation.

   In October 2001, we entered into a multi-year collaboration with Agilent Technologies to commercialize the first whole Arabidopsis genome microarray for use in gene expression studies. Under the terms of the collaboration, we will receive royalties from the sale of these arrays as well as royalties from other co-developed products.

   In December 2001, we acquired Celera's AgGen plant genomics and genotyping business for 422,459 shares of our common stock. We have renamed the AgGen business ParaGen. We believe that the acquisition of ParaGen will enable us to obtain increased access to agricultural companies. We also believe that the acquisition of ParaGen will enable us to market our full suite of functional genomics services to ParaGen's customer base. These genomic services include molecular, biochemical and computational tools to drive the discovery, product development, and commercialization of products.

  Market Opportunities

  Crop Production

   The crop production sector consists of crop inputs and crop outputs. Herbicides, fungicides, fertilizers and seeds are examples of crop inputs. Harvested grain, vegetables and fiber are examples of crop outputs. We intend to use the information derived from our GeneFunction Factory(TM) to develop commercial products, independently or with commercial partners, in the following areas:

  Crop Inputs

   Herbicides. Herbicides are chemicals that kill weeds that cause substantial crop loss. The herbicide market is a mature market in which innovative products have historically been introduced only about once per decade. In 2001, global sales of herbicides were approximately $15 billion, with Roundup(R) being the leading product. While there are many herbicides on the market today, there is still a need for new types of products. For example, there is a need for a herbicide that can be applied at the same time seeds are planted, remains active in the field for several weeks, is environmentally friendly and kills a broad spectrum of weeds quickly.

   Conventionally, researchers have discovered new herbicide products by spraying various chemicals on weeds in the hope of finding a chemical that kills weeds without killing crops. Once a promising chemical is discovered, researchers use labor-intensive genetics, physiology and biochemistry techniques to determine the protein in the weed that the chemical affects. This conventional approach is expensive and slow and has a low success rate. Typically, researchers must screen an average of 80,000 chemicals to find a commercial product.

   To date, using our GeneFunction Factory(TM) we have discovered over 350 herbicide targets out of what we estimate will be a total of between 500 and 600 targets in Arabidopsis. This is a rate of discovery far higher than conventional methods and may significantly increase what we believe are only 23 known chemical herbicide mechanisms of action. As part of our collaboration with Bayer, we have delivered 14 assays to Bayer for chemical screening for new herbicides. By narrowly focusing our discovery efforts on finding chemicals that disable specific genes within weeds, we believe that, together with our commercial partners, we may be able to discover environmentally friendly herbicides more efficiently than our competition.

   Fungicides. Fungal plant diseases impose greater costs upon food growers than any other plant disease. Chemicals used to control these diseases are called fungicides. The global market for fungicides, such as Tilt(R) and Ridomil PC(R), was approximately $6 billion in 2001. There is a need for better and safer fungicides, particularly those that treat currently untreatable fungal diseases or fungal strains that become resistant to existing fungicides.

   As with herbicides, researchers conventionally have discovered fungicides by spraying various chemicals on crops in the hope of finding a chemical that inhibits fungal infections on crops without killing the crops themselves. Until recently, researchers had not used an approach based upon the determination of gene function for fungicide discovery. To date, using our GeneFunction Factory(TM) we have discovered over 30 new fungicide targets, have developed assays for those targets, have screened those assays against a library of chemical compounds and have developed a list of hit pre-lead chemicals.

   Fertilizers. Fertilizers are products that are typically applied to the soil to provide crops with the nutrients needed to produce high yields. The primary ingredients of most fertilizers are nitrogen, potassium and phosphorus. The global market for fertilizers in 2001 was about $50 billion. In general, current product discovery efforts for fertilizers are focused on blending or reformulating known fertilizer compounds and reducing production costs. Plants are limited in their ability to utilize fertilizers. Excess fertilizer enters the environment either as run-off or ground water seepage, both of which are major environmental concerns. We believe that products that enhance fertilizer utilization will dramatically improve the economics and lessen environmental concerns of crop production because growers will be able to use less fertilizer to produce the same yields. We believe that our GeneFunction Factory(TM) may allow us to identify genes in crops that improve their ability to utilize fertilizer.

   Seeds. Typical commercial seeds include hybrid corn seeds, registered wheat seeds and vegetable seeds. The global market for commercial seeds in 2001 was over $15 billion. Currently, there is a need for new commercial seeds that can increase crop yields and improve the quality of foods and fibers. One commercial seed that has successfully increased crop yield while reducing the use of pesticides is the Bollgard(TM) cottonseed. Its developers inserted a microbial gene into cottonseed that encodes a protein that kills the cotton budworm, a significant pest of cotton. The resulting seed produces a high yield of cotton while avoiding both the cost and negative environmental impact of budworm pesticide.

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

    Crop Outputs

   The output side of crop production consists of harvested crops. The global value of harvested crops in 2001 was approximately $700 billion with additional value created through crop processing. While there are more than 170 crops grown worldwide, only a few key crops, such as corn, soybean, rice, wheat, potatoes and tomatoes, account for most of the value. Two major market opportunities involve improving processing and product attributes. An example of a processing improvement is a reduction in the soluble fiber present in wheat. Pasta made from this type of wheat would be faster drying than ordinary pasta and therefore companies could produce and package pasta at a reduced cost. An example of an improved product attribute is an increased amount of oil in each ton of processed canola. By using our GeneFunction Factory(TM) we have been able to quickly and efficiently identify novel genes that control processing and product attributes. To date, we have analyzed over 1,700 Arabidopsis genes as part of our commercial partnership with Monsanto and our internally funded programs.

Our Strategy

   Our goal is to build long term stockholder value by speeding the discovery of new products either on our own or with our commercial partners in human health and agriculture. The key elements of our strategy in our largest markets are as follows:

  Human Health

   We believe that metabolomics can improve the speed, efficiency, and quality of drug discovery and development. We hope to use MetaVantage(TM) to attract commercial partners and increase the probability of developing successful therapeutic products in healthcare for partners and for ourselves. Our business strategy in healthcare includes the following key elements:

   Expand and strengthen our metabolomics platform. We believe that our MetaVantage(TM) technology will be a key competitive advantage in our drug discovery and development efforts. We are working aggressively to enhance and strengthen our technology platform. We plan to continue to develop our core MetaVantage(TM) technology and our internal capabilities in biochemical profiling by investing in research and development in this area. In addition, we intend to aggressively seek to acquire and license technologies from third parties that complement, or add, to our metabolomics capabilities. We also plan to protect and build on our existing patent portfolio and use trade secrets to protect our proprietary technologies. We intend to recruit and collaborate with academic as well as commercial leaders in the field of metabolomics and in other complementary areas.

   Develop and leverage near term revenue opportunities. We intend to seek out opportunities to generate near-term revenues and longer-term product milestones and royalties by entering into collaborations with pharmaceutical and biotechnology companies. We plan to do this by using our MetaVantage(TM) platform to increase the probability of developing successful therapeutic products. We may also pursue new grants from U.S. government agencies in areas of commercial interest.

   We may also seek to generate short-term revenues by commercializing metabolomics-based information and tools for drug discovery and development. We plan to attempt to generate revenues by licensing access to data management and visualization software, developed through our collaboration with Lion Biosciences and by continuing to develop and license access to our reference database of the human metabolome.

   Establish commercial partnerships to develop products. We intend to seek long-term commercial partnerships to use our MetaVantage(TM) platform and our genomic expertise to develop therapeutic products. We intend to seek to use our technology and our informatics capabilities to partner with biotechnology and pharmaceutical companies to validate and prioritize targets and lead compounds, participate in drug discovery and development efforts, and potentially develop our own drug products.

   Build an internal capability and pipeline in drug discovery. By utilizing our MetaVantage(TM) technology, we intend to continue building our infrastructure and capabilities for internal drug discovery, and we intend to seek to ultimately develop our own products. We have started, and will continue, to invest our own funds in specific product opportunities with the aim of capturing greater shareholder value. We plan to continue this element of our business strategy by seeking to gain access to complementary technologies, capabilities and expertise through in-licensing agreements, corporate and academic partnerships and technology and corporate acquisitions.

  Agriculture

   Continue to determine the function of genes in our target and model organisms using our GeneFunction Factory(TM), so that we can increase the number of potential products developed in collaboration with our commercial
partners.   Using our GeneFunction Factory(TM), we intend to continue the process of analyzing the function of essentially every gene in each of our target and model organisms and incorporate this data into our FunctionFinder(TM) bioinformatics system. We intend to establish our FunctionFinder(TM) bioinformatics system as the definitive source of gene function information for these target and model organisms, as well as other target organisms related to our model organisms.

   Increase the number of commercial partnerships and joint ventures. We intend to establish additional commercial partnerships and joint ventures with leading companies in fields outside those of our partnerships with Bayer and Monsanto. By leveraging our FunctionFinder(TM) data we will endeavor to build stockholder value through a combination of research payments, milestone payments, royalties, and product revenues.

  Intellectual Property

   Pursue Intellectual Property Protection for our MetaVantage(TM) and GeneFunction Factory(TM) platforms. We intend to continue to aggressively pursue patents for our discovery methods, our research platforms and aspects of our bioinformatics system. Additionally, we intend to aggressively pursue patents on discoveries of novel genes and gene functions. As of February 28, 2002, we have rights to 150 U.S. patent applications and 24 international patent applications relating to our technologies and genes. We own three U.S. patents and no international patents. We intend to protect and build on our existing patent portfolio and also rely on trade secrets to protect our proprietary technologies. Where necessary, we will seek licenses to implement aspects of our research platform subject to ownership rights of others.

Research and Development

   Our research and development efforts are directed towards the development of our MetaVantage(TM) metabolomics platform, populating our MetaTrace(TM) database and analysis system, processing genes through our GeneFunction Factory(TM), and analyzing the function of those genes through our FunctionFinder(TM) bioinformatics system. We spent approximately $28.2 million in 2001, approximately $18.9 million in 2000, and approximately $7.6 million in 1999 on our research and development efforts.

Competition

  Human Health

   We face intense competition in the healthcare market. Our competitors in the United States and abroad are numerous and include, among others, major pharmaceutical and diagnostic companies, specialized biotechnology companies, and research and academic institutions.

   There are many companies that may have, or are, developing biochemical profiling information, informatics tools or technologies for drug discovery and development. Many of our potential competitors have significantly greater financial, technical and other resources than we do. In addition, pharmaceutical, biotechnology, and genomics companies and academic institutions may be conducting work in the field of human metabolomics. In the near future, we expect the field to become intensely competitive as technical advances occur and metabolomics becomes more widely known.

   In addition, we expect to face intense competition from major pharmaceutical companies, diagnostic companies, biotechnology companies, genomics companies, proteomics companies, and academic institutions and universities with respect to our technologies and any products that may be developed using our technologies. Many of our potential competitors have significantly greater financial, technical and other resources than we do, that may allow them to have a competitive advantage. In addition, many of our competitors have significantly greater experience and larger research and development staffs than we do.

   There is no assurance that potential competitors will not succeed in developing technologies and products that may render our technologies and any products developed by us or our collaborators obsolete or noncompetitive. In addition, our competitors may obtain patent protection or other intellectual property rights that could limit our rights or our collaborator's ability to use our technologies or to commercialize potential products.

  Agriculture

   We face competition from functional genomics companies, including Exelixis, Inc., Ceres, Inc., Mendel Biotechnology Inc., and Large Scale Biology Corporation. We expect competition to intensify in genomics research as technology advances are made and become widely known. Genomic technologies have undergone and are expected to continue to undergo rapid and significant change. Our future success will depend in large part on maintaining a competitive position in the genomics field, and particularly in the functional genomics field. We, or others, may make rapid technological developments, which may result in products or technologies becoming obsolete or noncompetitive before we recover the expenses we incur in connection with our development. Products that we or our commercial partners offer could be made obsolete by less expensive or more effective crop production, nutrition enhancement, human health and industrial application product development technologies, including technologies that may be unrelated to genomics. We may not be able to make the enhancements to our technology necessary to compete successfully with newly emerging technologies.

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

  Regulation of Drug Development and Commercialization

   Prior to the marketing of any new drug developed by us or our commercial partners, that new drug must undergo an extensive and expensive regulatory review process by the U.S. Food and Drug Administration, or FDA, or similar regulatory agencies in other countries. The process required by the FDA before new drugs may be marketed in the United States generally involves the following:

  .   Preclinical laboratory and animal testing;

  . Submission of an investigational new drug application, or IND, which must become effective before clinical trials may begin;

  . Adequate and well-controlled human clincial trials to establish the safety and efficacy of the proposed drug for its intended use; and

  . FDA approval of a new drug application, or NDA, or a new biologics license application, or BLA, if the drug is a biologic.

   The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that we or any of our commercial partners will receive approvals for any new drug on a timely basis, if at all.

   Prior to commencing a clinical trial, we or our commercial partners must submit an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The submission of an IND may not result in FDA authorization to commence a clinical trial. Further, an independent institutional review board for each medical center at which the clinical trial will be performed must review and approve the plan for any clinical trial before it commences.

   For purposes of an NDA or BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

  . Phase I: The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of products for severe or life-threatening diseases, the initial human testing is often conducted in patients rather than in healthy volunteers.

  . Phase II: Studies are conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

  . Phase III: When Phase II evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety in an expanded patient population at multiple clinical study sites.

   On occasion, the FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called Phase IV studies may be made a condition to be satisfied after a drug receives approval.

   The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of a NDA or BLA. The FDA may deny approval of a NDA or BLA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data and/or a second Phase III pivotal clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. Once issued, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

   Any products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including advertising, record-keeping and reporting requirements, compliance with FDA's current good manufacturing practices, and periodic unannounced inspections.

   No agency has approved any product resulting from the use of our technology platforms for commercialization in the United States or elsewhere. In addition, we and our commercial partners have not submitted any investigational new drug applications for any such product candidate. We cannot be certain if or when we or our commercial partners will submit an application for regulatory review, or whether we or our commercial partners will be able to obtain marketing approval for any products on a timely basis, if at all. If we and our commercial partners fail to obtain required governmental approvals, it will prevent us from marketing drugs or diagnostic products. The occurrence of any of these events may cause our business, financial condition and results of operations to suffer.

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

Intellectual Property

   We seek U.S. and foreign patent protection for major components of our MetaVantage(TM) and GeneFunction Factory(TM) platforms. We also rely on trade secret protection for certain of our confidential and proprietary information, and we use license agreements both to access external technologies and assets and to convey certain intellectual property rights to others. Our commercial success will be dependent in part on our ability to obtain commercially valuable patent claims and to protect our intellectual property portfolio. As of February 28, 2002, we had filed 150 U.S. patent applications and 24 international patent applications, which are subject to rights that we have granted to various collaborators and development partners. We have filed 23 trademark applications in the United States and have received allowances on 19 of them. We have five registered trademarks. We own three issued U.S. patents and no issued patents in any other country.

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

   We have applied, and intend to make additional applications, for patent protection for:

   . key elements, processes and supporting technologies in our MetaVantage(TM) and biochemical profiling platforms;

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

   With respect to proprietary know-how that is not patentable and for processes for which patents are difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests, including several elements of our FunctionFinder(TM) bioinformatics system, our MetaVantage(TM) human metabolomics platform and our GeneFunction Factory(TM). In addition, we are developing a proprietary index of plant and fungal gene and gene fragment sequences which we update on an ongoing basis. We will apply for patents on some of this data, whereas we will maintain other data as proprietary trade secret information. We have taken security measures to protect our proprietary know-how and technologies and confidential data and continue to explore further methods of protection. While we require all employees, consultants and commercial partners to enter into confidentiality agreements, we cannot be certain that others will not disclose proprietary information, or will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can meaningfully protect our trade secrets. In the case of arrangements with our commercial partners that require the sharing of data, our policy is to make available to our commercial partners only such data as is relevant to our agreements with such commercial partners, under controlled circumstances, and only during the contractual term of those agreements, and subject to a duty of confidentiality on the part of our customer. However, such measures may not adequately protect our data. Any material leak of confidential data into the public domain or to third parties may harm our business.

   We are a party to various license agreements that give us rights to use technologies and biological materials in our research and development processes. We may not be able to maintain such rights on commercially reasonable terms, if at all. Failure by us to maintain such rights could harm our business.

Employees

   As of February 28, 2002, we had 253 full-time employees, of whom 42 hold Ph.D. degrees. Of our total workforce, 210 are engaged in research and development activities, and 43 are engaged in business development, finance and administration. None of our employees is represented by a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 2.  PROPERTIES.

   We currently lease an aggregate of approximately 125,000 square feet of single-story and multi-story office and laboratory facilities in Research Triangle Park and Durham, North Carolina. The first building lease, for approximately 19,000 square feet on Alexander Drive in Research Triangle Park, is on a month-to-month basis. The second building lease, for approximately 20,000 square feet on S. Miami Boulevard in Durham, North Carolina expires August 31, 2005. The third building lease, for approximately 86,000 square feet on Alexander Drive in Research Triangle Park expires on November 18, 2010. We have the option to renew all leases. We also have an option to require a real estate investment trust to develop and finance an additional two-story laboratory and office facility covering approximately 50,000 square feet on our current site on Alexander Drive in Research Triangle Park, North Carolina.

ITEM 3.  LEGAL PROCEEDINGS.

   We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

  Market Information

   The Company's common stock, par value $.01 ("common stock") per share, is traded on the Nasdaq National Market ("Nasdaq") under the symbol "PDGM." The following table sets forth for the periods indicated the range of high and low sales prices for the common stock as reported by Nasdaq.

                                                      High         Low
                                                   ----------- -----------
      2001
      First Quarter............................... $    12.375 $     3.516
      Second Quarter.............................. $     9.100 $     4.125
      Third Quarter............................... $     8.050 $     3.620
      Fourth Quarter.............................. $     7.090 $     4.440

      2000
      First Quarter...............................  Not traded  Not traded
      Second Quarter.............................. $    15.250 $     7.000
      Third Quarter............................... $    28.563 $    12.125
      Fourth Quarter.............................. $    28.563 $     7.375

Stockholders

   As of February 28, 2002, there were approximately 267 holders of record of the Company's common stock and, according to the Company's estimates, approximately 4,628 beneficial owners of the Company's common stock.

Dividends

   The Company has never declared or paid dividends on its capital stock and does not anticipate paying any dividends in the foreseeable future.

Use of Proceeds

   In connection with our initial public offering, we sold 6,000,000 shares of common stock at $7.00 per share for net proceeds of approximately $37.6 million, net of underwriting discounts, commissions and other offering costs. On May 31, 2000, the underwriters exercised an over-allotment option to purchase an additional 750,000 shares resulting in net proceeds of approximately $4.9 million. On May 5, 2000, the Securities and Exchange Commission declared our Registration Statement on Form S-1 (File No. 333-30758) effective. The following table sets forth our cumulative use of the net offering proceeds as of December 31, 2001:

            Construction and acquisition of plant
              buildings, facilities, and equipment...... $12,287,000
            Repayment of indebtedness...................   5,023,000
            General corporate purposes..................   1,919,000
            Research and development expenses...........  22,381,000
            Restricted Cash.............................     919,000

   The foregoing use of net proceeds does not represent a material change in the use of net proceeds described in the Registration Statement.

ITEM 6.  SELECTED FINANCIAL DATA

   The statement of operations data for December 31, 1999, 2000 and 2001 and the balance sheet data as of December 31, 2000 and 2001 have been derived from our audited financial statements beginning on page F-1 of this report. The statement of operations data for the period from inception (September 9, 1997) through December 31, 1997 and the year ended December 31 1998 and the balance sheet data as of December 31, 1997, 1998 and 1999 have been derived from audited financial statements that are not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data shown below should be read in conjunction with our financial statements and the notes to those financial statements beginning on page F-1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 23 of this report.

                                                                                               Period from
                                                                                                Inception
                                                                                                (September
                                                         Years Ended December 31,                1997) to
                                            -------------------------------------------------  December 31,
                                                2001         2000         1999        1998         1997
                                            -----------   -----------  ----------  ----------  ------------
                                            (in thousands, except per share amounts and shares outstanding)
Statement of Operations Data:
Revenues:
 Commercial partnerships................... $    24,337   $     9,837  $    2,052  $      820   $       --
 Grant revenue.............................         130           500         145          51           --
                                            -----------   -----------  ----------  ----------   ----------
   Total revenues..........................      24,467        10,337       2,197         871           --
Operating expenses:
 Research and development (includes
   $561, $449, $88, $0 and $0
   respectively, of stock-based
   compensation)...........................      28,183        18,945       7,615       3,641           71
 Selling, general and administrative
   (includes $510, $959, $112, $6 and $0
   respectively, of stock-based
   compensation)...........................      12,397        10,131       4,826       1,530          149
                                            -----------   -----------  ----------  ----------   ----------
   Total operating expenses................      40,580        29,076      12,441       5,171          220
                                            -----------   -----------  ----------  ----------   ----------
Loss from operations.......................     (16,113)      (18,739)    (10,244)     (4,300)        (220)
                                            -----------   -----------  ----------  ----------   ----------
Other income (expense), net................          65         1,015        (376)         10           --
                                            -----------   -----------  ----------  ----------   ----------
Net loss...................................     (16,048)      (17,724)    (10,620)     (4,290)        (220)
                                            -----------   -----------  ----------  ----------   ----------
Beneficial conversion of Series C Preferred
  Stock....................................          --       (12,000)         --          --           --
                                            -----------   -----------  ----------  ----------   ----------
Net loss attributable to common
  stockholders............................. $   (16,048)  $   (29,724) $  (10,620) $   (4,290)  $     (220)
                                            -----------   -----------  ----------  ----------   ----------
Net loss per share attributable to common
  stockholders--basic and diluted.......... $     (0.59)  $     (1.61) $    (2.51) $    (1.14)  $    (0.19)
                                            ===========   ===========  ==========  ==========   ==========
Weighted average common shares
  outstanding--basic and diluted...........  27,264,022    18,434,804   4,236,409   3,750,036    1,160,958
                                            ===========   ===========  ==========  ==========   ==========

                                                                     December 31,
                                            --------------------------------------------------------------
                                                2001         2000         1999        1998         1997
                                            -----------   -----------  ----------  ----------  ------------
                                                                    (in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term
  investments..............................    $ 10,736      $ 36,000    $  3,956     $ 3,455        $  18
Working capital............................      (4,932)       16,003      (3,635)      1,148         (224)
Total assets...............................      85,087        75,465      14,225       7,435           63
Long-term debt, net of current portion.....       7,678        10,753       8,047       3,539           --
Preferred stock............................          --            --      11,919       5,951           --
Accumulated deficit........................     (48,934)      (32,887)    (15,163)     (4,543)        (253)
Total stockholders' equity (deficit).......      53,244        39,614      (2,827)      1,452         (216)

                       Selected Quarterly Financial Data
                                  (unaudited)

                                                                            2001
                                                       ---------------------------------------------
                                                        First    Second    Third   Fourth    Total
                                                       --------  -------  -------  -------  --------
                                                          (in thousands, except per share amounts)
Net revenues.......................................... $  5,451  $ 6,058  $ 6,251  $ 6,707  $ 24,467
Loss from operations..................................   (4,164)  (4,431)  (3,926)  (3,592)  (16,113)
Net loss..............................................   (4,010)  (4,298)  (4,057)  (3,683)  (16,048)
Net loss attributable to common stockholders..........   (4,010)  (4,298)  (4,057)  (3,683)  (16,048)
Net loss per share attributable to
  common stockholders--basic and diluted.............. $  (0.15) $ (0.16) $ (0.15) $ (0.12) $  (0.59)

                                                                            2000
                                                       ---------------------------------------------
                                                        First    Second    Third   Fourth    Total
                                                       --------  -------  -------  -------  --------
                                                          (in thousands, except per share amounts)
Net revenues.......................................... $    593  $ 1,696  $ 3,536  $ 4,512  $ 10,337
Loss from operations..................................   (4,793)  (5,136)  (4,254)  (4,556)  (18,739)
Net loss..............................................   (4,776)  (4,774)  (3,992)  (4,182)  (17,724)
Beneficial conversion of Series C Preferred Stock.....  (12,000)      --       --       --   (12,000)
Net loss attributable to common stockholders..........  (16,776)  (4,774)  (3,992)  (4,182)  (29,724)
Net loss per share attributable to common
  stockholders--basic and diluted..................... $  (3.11) $ (0.29) $ (0.16) $ (0.16) $  (1.61)

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

Overview

   We are an integrated life sciences company developing novel technologies designed to speed the discovery of new products for the advancement of human health and agriculture. In human health, we are developing a proprietary human metabolomics platform called MetaVantage(TM) which we believe will significantly enhance the development of drug targets, lead compounds and predictive medicines. Human metabolomics is the global analysis of all classes of biochemicals, also known as the metabolome, in a human being. We are currently in the process of developing a reference library of stable metabolites identified in human cells, tissues and fluids and we plan to use this database in conjunction with our MetaVantage(TM) discovery platform to build an integrated drug discovery platform. In agriculture, we have developed an industrialized platform for determining the definitive function of plant and microbial genes that we believe will enable us and our commercial partners to develop novel products in the areas of crop production and nutrition. This industrialized, high-throughput platform is known as the GeneFunction Factory(TM).To date, we have analyzed thousands of genes in our model systems using this platform. This is a rate of discovery that far exceeds that of other approaches.

   Our GeneFunction Factory(TM) and MetaVantage(TM) systems generate many terabytes of data. In order to analyze these data we have developed a sophisticated data integration and analysis system called FunctionFinder(TM), and we are developing a data integration and visualization system called MetaTrace(TM). We use FunctionFinder(TM) to infer the function of plant and microbial genes and we intend to use MetaTrace(TM), when it is completed, to understand the relationship between biochemical profiles, biochemical pathways and target genes in human beings.

   We currently have commercial partnerships with Bayer AG in the area of crop production and with The Monsanto Company in the areas of crop production and nutrition. The commercial partnership with Bayer was signed in September 1998. The commercial partnership with Monsanto was signed in November 1999. For the fiscal year 2001 the Bayer and Monsanto contracts each contributed approximately equally to our revenues. For fiscal years 2000 and 1999 the commercial partnership with Bayer generated the majority of our revenues. We also generated revenues in fiscal years 2001, 2000 and 1999 from a grant from the U.S. Department of Energy.

   We have invested heavily in developing our MetaVantage(TM), GeneFunction Factory(TM), MetaTrace(TM) and FunctionFinder(TM) systems. During the first quarter of 2001, we expanded our facilities by moving into a newly developed office and laboratory complex, housing our new generation GeneFunction Factory(TM), totaling approximately 86,000 square feet. We now occupy office and laboratory space totaling approximately 125,000 square feet. Our total number of full time employees increased to 277 employees at December 31, 2001 from 193 employees at December 31, 2000 and from 92 employees at December 31, 1999. Of our total number of employees on December 31, 2001, 83% were engaged in research and development activities. Our research and development efforts consisted of work performed under our commercial partnerships, our federal government grant and work advancing our own core technologies and programs.

   We have incurred significant losses since our inception. As of December 31, 2001, our accumulated deficit was approximately $48.9 million and total stockholders' equity was approximately $53.2 million. Our net loss decreased to approximately $16.0 million during the year ended December 31, 2001 compared to approximately $17.7 million during the year ended December 31, 2000, and approximately $10.6 million during the year ended December 31, 1999. The reason for the decrease in our net loss was primarily due to higher revenues generated by increased throughput and utilization rates in our GeneFunction Factory(TM), which more than offset our increased spending on generating these revenues and investing in our human metabolomics and informatics platforms. Operating expenses including non-cash compensation charges increased to approximately $40.6 million during the year ended December 31, 2001, from approximately $29.1 million during the year ended December 31, 2000 and approximately $12.4 million during the year ended December 31, 1999. The reason for the increase in operating expenses was higher throughput in our GeneFunction Factory(TM) and increased investment in our human metabolomics and informatics platforms. We expect to incur additional operating losses for the foreseeable future as we continue to develop our MetaVantage(TM) platform, advance our internal research and development programs, establish the infrastructure necessary to support our business and increase our marketing activities.

Critical Accounting Policies

   The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenues are derived from commercial partnerships and from a government grant. Revenues related to fixed nonrefundable payments are recognized under commercial partnerships based on progress to completion in accordance with the applicable performance requirements of each commercial partnership. Refundable fees received under commercial partnerships are initially deferred and recognized as revenues based on progress-to-completion over the term of the commercial partnerships beginning at the date that the refund right expires, which is the date on which the related performance requirements have been met. Our effort level under these partnerships is not ratable. Progress-to-completion under commercial partnerships is measured based on a comparison of the cost of the number of genes analyzed to the cost of the total number of genes to be analyzed, on a contract-by-contract basis. Each quarter, we review the status of each project to determine if the assumptions are still correct and adjustments are made accordingly. As the work progresses, original estimates might be seen to have been incorrect due to revisions in the scope of work or a contract modification negotiated with the customer. We bear the risk of cost overruns. Should our estimated costs on fixed contracts prove to be low, future margins could be reduced, absent our ability to negotiate a contract modification.

   Historically, the majority of our estimates and assumptions have been materially correct, but these estimates might not continue to be accurate. Milestone payments under commercial partnerships are recognized as revenue when the applicable milestone has been achieved, on a progress-to-completion basis, and such achievement has been acknowledged by the other partner. Future potential milestone payments under the contract may never be received if the milestones are not achieved. Revenues from the government grant are recognized as expenses are incurred over the period of the grant. Cash received in excess of revenues recognized under commercial partnerships and the government grant is recorded as deferred revenue. Payments received under our commercial partnerships and government grant are generally non-refundable regardless of the outcome of the future research and development activities to be performed by us under these arrangements. As of December 31, 2001, we had deferred revenue of approximately $13.3 million.

Results of Operations

  Years Ended December 31, 2001 and 2000.

   Revenues. Revenues are comprised of amounts recognized under our commercial partnerships and a grant from the U.S. Department of Energy. Total revenues increased 137% to approximately $24.5 million in 2001 compared to approximately $10.3 million in 2000. This increase was primarily the result of higher throughput in our GeneFunction Factory(TM) and the delivery to Bayer of a number of herbicide assays during the year.

   Revenues earned under commercial partnerships increased 147% to approximately $24.3 million in 2001 compared to approximately $9.8 million in 2000. This increase was primarily the result of higher throughput in our GeneFunction Factory(TM) for Bayer and Monsanto. Revenues relating to our Bayer partnership increased to approximately $13.1 million in 2001 from approximately $8.6 million in 2000 and revenues relating to our Monsanto partnership increased to approximately $11.2 million in 2001 from approximately $1.2 million in 2000. In 2002, we expect more of our revenue to come from our partnership with Monsanto than from our partnership with Bayer, as we slow down our gene discovery work for Bayer. At the end of 2001, we were substantially ahead of schedule for the gene discovery component of our work for Bayer. Under the terms of our agreement, payments from Bayer for this gene discovery work are fixed and are paid quarterly regardless of whether or not we are ahead of schedule. In order to help preserve our working capital, in 2002, we plan to slow down our gene discovery work to more closely match the work schedule in our commercial partnership agreement. Although this will not affect our anticipated cash receipts from Bayer in 2002, we do anticipate that it will lower our 2002 revenues from Bayer. Therefore, without additional commercial partnerships, our total revenue may decline in 2002 when compared to 2001, as we lower the throughput in our GeneFunction Factory(TM) for Bayer and concentrate our resources on the development of our metabolomics platform.

   Grant revenues decreased 74% to approximately $130,000 in 2001 from approximately $500,000 in 2000. In June 2001, this grant ended and no longer contributes to our revenue.

   Research and Development Expenses. Research and development expenses consist primarily of personnel costs, costs of supplies, facility costs, license fees, consulting fees, the recognition of deferred compensation and depreciation of laboratory equipment. Research and development expenses increased 49% to approximately $28.2 million in 2001 compared to approximately $18.9 million in 2000. Of this increase, approximately $3.6 million was due to an increased number of research and development staff, approximately $400,000 was due to higher supplies costs, approximately $1.9 million was due to higher facilities costs, approximately $300,000 was due to additional license fees, $1.2 million was due to additional consulting fees, approximately $100,000 was due to the amortization of deferred compensation, and approximately $1.9 million was due to depreciation of additional laboratory equipment to support our commercial partnership agreements and develop our core technology. We expect to continue to devote substantial resources to research and development. Without additional commercial partnerships we expect that our research and development expenses will remain approximately at 2001 levels. These cost increases were the result of increased throughput in our GeneFunction Factory(TM) relating to our commercial partnerships, the expansion of our human metabolomics platform and further investment in informatics.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of personnel costs, professional expenses, such as legal and accounting fees, facilities costs, business development costs, depreciation, a one time charge related to an acquisition that we are no longer pursuing the recognition of deferred compensation. Selling, general and administrative expenses increased 22% to approximately $12.4 million in 2001 compared to approximately $10.1 million in 2000. Of this increase, approximately $1.1 million was due to increased staffing necessary to manage and support our growth, approximately $400,000 was due to an increase in professional expenses, and approximately $900,000 was due to a one time charge related to an acquisition that we are no longer pursuing. Without additional commercial partnerships we expect that our selling, general and administrative expenses will decrease from 2001 levels, and that net losses will continue.

   Stock-Based Compensation Expense. Stock-based compensation expense represents the amortization of deferred compensation related to stock options granted to employees with an exercise price below the estimated fair value of our common stock at the date of grant, as determined by our board of directors. Deferred compensation is amortized over the vesting period of the related stock options, which is generally four years. We recognized approximately $1.1 million in non-cash compensation expense related to amortization of deferred compensation in 2001 as compared to approximately $1.4 million in 2000.

   Deferred compensation for options granted to employees has been determined as the difference between the estimated fair value for financial reporting purposes of our common stock on the date the options were granted and the exercise price. Deferred compensation for options granted to consultants has been determined in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as the fair value of equity instruments issued. In connection with the grant of stock options to employees, we recorded deferred compensation of $0 in 2001 compared to approximately $1.3 million in 2000.The decrease in deferred compensation is because we did not issue stock options at below fair market value in 2001.

   Other Income (Expense), Net. Other income (expense), net represents interest earned on our cash and cash equivalents and short-term investments and long-term investments offset by interest expense on long-term debt and capital leases and the recognition of gains and losses on disposal of assets. Other income, net was approximately $65,000 in 2001, compared to approximately $1.0 million in 2000. This change was attributable to a decrease in interest we earned on our cash and investments, an increase in interest paid on notes payable secured by capital equipment purchases, and a gain on the disposal of assets. We expect an increase in other expense, net for 2002, as our short-term and long-term investments decrease and we earn lower interest income. Our interest earnings on cash and investments may decrease as we continue to fund operations and service our debt.

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

   Revenues earned under commercial partnerships increased 379% to approximately $9.8 million in 2000 compared to approximately $2.1 million in 1999. This increase was primarily the result of higher throughput in our GeneFunction Factory(TM) for Bayer and to a lesser extent the result of commencement of work for Monsanto. Revenues relating to our Bayer partnership increased to approximately $8.6 million in 2000 from approximately $2.1 million in 1999 and revenues relating to our Monsanto partnership increased from zero in 1999 to approximately $1.2 million in 2000. In 2002, we expect more of our revenue to come from our partnership with Monsanto than from our partnership with Bayer, as we decrease the amount of gene discovery work in our GeneFunction Factory(TM) for Bayer.

   Grant revenues increased 245% to approximately $500,000 in 2000 from approximately $145,000 in 1999. This increase was the result of our U.S. Department of Energy grant being extended in 1999. In June 2001, this grant ended and no longer contributes to our revenue.

   Research and Development Expenses. Research and development expenses consist primarily of personnel costs, costs of supplies, facility costs, license fees, the recognition of deferred compensation and depreciation of laboratory equipment. Research and development expenses increased 149% to approximately $18.9 million in 2000 compared to approximately $7.6 million in 1999. Of this increase, approximately $5.3 million was due to an increased number of research and development staff, approximately $1.3 million was due to higher supplies, approximately $478,000 was due to higher facilities costs, approximately $445,000 was due to additional license fees, approximately $362,000 was due to the amortization of deferred compensation, and approximately $1.9 million was due to depreciation of additional laboratory equipment to support our commercial partnership agreements and develop our core technology.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of personnel costs, professional expenses, such as legal and accounting fees, facilities costs, business development costs, depreciation and the recognition of deferred compensation. Selling, general and administrative expenses increased 110% to approximately $10.1 million in 2000 compared to approximately $4.8 million in 1999. Of this increase, approximately $1.7 million was due to increased staffing necessary to manage and support our growth, approximately $825,000 was due to an increase in professional expenses, approximately $229,000 was due to higher facilities costs, and approximately $847,000 was due to the recognition of deferred compensation.

   Stock-Based Compensation Expense. Stock-based compensation expense represents the amortization of deferred compensation related to stock options granted to employees with an exercise price below the estimated fair value of our common stock at the date of grant, as determined by our board of directors. Deferred compensation is amortized over the vesting period of the related stock options, which is generally four years. We recognized approximately $1.4 million in non-cash compensation expense related to amortization of deferred compensation in 2000 as compared to approximately $200,000 in 1999.

   Deferred compensation for options granted to employees has been determined as the difference between the estimated fair value for financial reporting purposes of our common stock on the date the options were granted and the exercise price. Deferred compensation for options granted to consultants has been determined in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as the fair value of equity instruments issued. In connection with the grant of stock options to employees, we recorded deferred compensation of approximately $1.3 million in 2000, compared to approximately $3.4 million in 1999.

   Other Income (Expense), Net. Other income (expense), net represents interest earned on our cash, cash equivalents and short-term investments and long-term investments, offset by interest expense on long-term debt and capital leases and the recognition of a loss on disposal of assets. Other income, net was approximately $1.0 million in 2000, as compared to other expense, net of approximately $375,000 in 1999. This change was attributable to the interest we earned on our cash and investments offset partially by increases in interest paid from higher senior long-term debt and notes payable secured by capital equipment purchases, and the recognition of a loss on the disposal of assets. Our interest earnings on cash and investments may decrease as we continue to fund operations and service our debt.

Liquidity and Capital Resources

   We have historically financed our operations through the sale of common and preferred stock, debt and capital lease financing, payments received from commercial partnerships and a government grant. From our inception through December 31, 2001, we have raised approximately $26.9 million in net cash proceeds from the sale of preferred stock. On May 10, 2000, we completed an initial public offering in which we sold 6,000,000 shares of common stock at $7.00 per share for net proceeds of approximately $37.6 million, net of underwriting discounts, commissions and other offering costs. On May 31, 2000, the underwriters exercised an over-allotment option to purchase an additional 750,000 shares resulting in net proceeds of approximately $4.9 million. On October 23, 2001, we closed a direct offering in which we sold 5,097,727 shares of common stock at $5.50 per share for proceeds of approximately $26.1 million, net of underwriting discounts, commissions and other offering costs. During the years ended December 31, 2001, 2000 and 1999 we raised approximately $3.9 million, $6.9 million and $5.8 million, respectively, in secured debt financing.

   Annual maturities of long-term debt subsequent to 2001 are approximately $6.8 million in 2002, approximately $4.1 million in 2003, approximately $2.8 million in 2004 and approximately $404,000 in 2005. We have two capital equipment leases. Our lease payments, under these leases, are approximately $358,000 in 2002, approximately $240,000 in 2003 and approximately $180,000 in 2004. In addition, we have several noncancellable operating leases pertaining to office lease space and other equipment. Our minimum lease payments, under these leases, are approximately $1.7 million in 2002, approximately $1.7 million in 2003, approximately $1.8 million in 2004, approximately $1.9 million in 2005, approximately $1.9 million in 2006, and approximately $7.9 million thereafter.

   We had cash, cash equivalents and short-term investments of approximately $10.7 million at December 31, 2001, $36.0 million at December 31, 2000 and approximately $4.0 million at December 31, 1999. Our cash, cash equivalents, short-term investments and long-term investments totaled approximately $43.0 million at December 31, 2001 and $44.5 million at December 31, 2000. We believe that this balance coupled with cash from our commercial partners will be sufficient to cover our cash flow needs at least through 2003. We are exposed to interest rate fluctuations on cash equivalents and short-term and long-term investments. Our cash and cash equivalents, short-term, and long-term investments are invested in financial instruments with interest rates based on financial market conditions.

   We had a working capital deficit of approximately $4.9 million at December 31, 2001, working capital of approximately $16.0 million at December 31, 2000, and a working capital deficit of approximately $3.6 million at December 31, 1999. The decrease in working capital between 2001 and 2000 was primarily due to the investment of some of our cash and short-term investments in long-term investments. If we include long-term investments in our working capital, we would have had working capital of approximately $27.3 million at December 31, 2001 compared to approximately $24.5 million at December 31, 2000. Our cash position was strengthened during the year primarily as a result of the closing of our direct offering in October 2001, cash received from our commercial partners during the year and cash received from secured debt financing. The increase in working capital between 2000 and 1999 was primarily due to proceeds from the completion of our initial public offering in May 2000, the issuance of convertible preferred stock in January 2000, an increase in secured debt financing and cash received from our commercial partners during the year.

   Operating activities used cash of approximately $19.9 million in 2001, approximately $4.4 million in 2000 and approximately $4.4 million in 1999. Cash used in operating activities was primarily related to net operating losses.

   Investing activities used cash of approximately $2.2 million in 2001, approximately $57.2 million in 2000 and approximately $7.6 million in 1999. The reason that investing activities used more cash in 2000 than in either 1999 or 2001 was because we invested the majority of the proceeds from our initial public offering in 2000 in long-term investments. Investing activities consist primarily of net purchases of long-term investments and additions to property and equipment. Capital expenditures totaled approximately $7.8 million in 2001, approximately $18.3 million in 2000 and approximately $6.6 million in 1999. During 2001 we continued our investment in our GeneFunction Factory(TM), but at a decreased rate from 2000, and we increased our investment in our MetaVantage(TM) platform. The capital investments include laboratory and data processing equipment and leasehold improvements. We expect to continue to make investments in the purchase of property and equipment to support our operations. A portion of our cash may be used to acquire or invest in complementary businesses, products or technologies, or to obtain the right to use such complementary technologies.

   Financing activities provided cash of approximately $26.2 million in 2001, approximately $63.3 million in 2000 and approximately $11.5 million in 1999. Cash provided by financing activities resulted from the receipt of approximately $26.1 million in net proceeds from our direct offering in October 2001. In 2000 we received approximately $42.5 million in net proceeds from our initial public offering in May 2000 and approximately $15.0 million in net proceeds from the sale of Series C Preferred Stock in January 2000. In 1999 we received approximately $6.0 million in net proceeds from the sale of Series B Preferred Stock. In addition, we had net repayments under our notes payable for equipment financing of approximately $175,000 in 2001, net borrowing of approximately $5.0 million in 2000 and net borrowing of approximately $5.5 million in 1999 which includes $2.0 million under our senior note payable.

   We expect to continue expanding our operations through internal growth and, possibly, through strategic acquisitions. We expect these activities will be funded from existing cash, issuances of our stock, and borrowings under credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations at least through 2003. From time to time, we evaluate potential acquisitions and other growth opportunities, which might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities.

  Acquisition

   In December 2001, we acquired Celera's AgGen plant genomics and genotyping business for 422,459 shares of our common stock. We have renamed the AgGen business ParaGen. We believe that the acquisition of ParaGen will enable us to market our full suite of functional genomics services to ParaGen's customer base. These genomic services include molecular, biochemical and computational tools to drive the discovery, product development, and commercialization of products.

Recently Issued Accounting Standards

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", ("SFAS No. 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("SFAS No. 142"). We have adopted SFAS No. 141 as of July 1, 2001, which requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. We intend to adopt SFAS No. 142 as of January 1, 2002, as required. In addition, we have also adopted the required provisions of SFAS No. 142 for goodwill and intangible assets acquired after June 30, 2001. We will no longer record the amortization of goodwill in the financial statements effective January 1, 2002 as required by SFAS No. 142. Rather, we will analyze goodwill for impairment at the reporting unit level during the first quarter of 2002 and, at a minimum, on an annual basis going forward.

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"), which supersedes SFAS No. 121 and portions of APB Opinion No.
30. SFAS No. 144 provides guidance on the recognition and impairment of long-lived assets to be held and used and for long-lived assets to be disposed. We intend to adopt SFAS No. 144 as of January 1, 2002, as required, and do not believe the adoption will have a material impact on our financial statements.

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

                          FORWARD-LOOKING STATEMENTS

   Our forecast of the period of time through which our financial resources will be adequate to support our operations and other statements contained in this report are forward-looking and involve risks and uncertainties. Actual results could vary as a result of a number of factors. We believe that our existing cash and investment securities and anticipated cash flow from existing partnerships together with the net proceeds from our initial public offering and our October 2001 direct offering will be sufficient to support our current operating plan at least through 2003. We have based this estimate on assumptions that may prove to be wrong. It is possible that we may seek additional funding within this time frame. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available or, even if available, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results. Our future capital requirements will depend on many factors, including:

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

   This report contains other forward-looking statements, including statements regarding: our ability to successfully develop and improve our GeneFunction Factory(TM); FunctionFinder(TM) system, MetaVantage(TM) platform, MetaTrace(TM) system, databases and other technologies; the future prospects of our metabolomic platform, including the potential of the platform to improve the efficiency and lower the cost of drug discovery, decrease the time to market for new drugs, reduce toxic side effects of drugs, complement other genomic tools, attract commercial partners and be a more efficient and proximal indicator of cellular physiology than genomics and proteomics platforms; our ability to industrialize the process of gene function discovery and metabolomics and generate information enabling the development of novel products; our ability to establish intellectual property protection for our gene function information, databases, processes and other technologies; product development and commercialization efforts; our strategy and market opportunities, anticipated increases in our revenues and anticipated future payments from our commercial partners, and the timing of revenues from our commercial partnerships; our ability to meet or exceed our milestone targets and earn royalties under our commercial partnerships; our ability to enter into new partnerships and alliances; our intended use of the proceeds from our initial public and 2001 direct offerings, and other financial resources; our research and development and other expenses; our operational and legal risks; and building shareholder value.

   Such statements are based on management's current expectations and are subject to a number of risks, factors and uncertainties that may cause actual results, events and performance to differ materially from those referred to in the forward-looking statements. These risks include, but are not limited to, our early stage of development, history of net losses, technological and product development uncertainties, reliance on research collaborations, uncertainty of additional funding and ability to protect our patents and proprietary rights. These and other risks are discussed below in Part I, Item 7 of this report, titled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors."

                                 RISK FACTORS

We are an early stage company using unproven technologies and, as a result, we may never achieve, or be able to maintain, profitability.

   You should evaluate us in light of the uncertainties affecting an early stage biotechnology company. Our GeneFunction Factory(TM), our FunctionFinder(TM) system, our MetaVantage(TM) platform, our MetaTrace(TM) system, and our databases are still in development stage. We have not yet proven that determining the function of a gene in commercially significant target organisms or elucidating the biochemical profiles of cells, tissues, or fluids will enable us to develop commercial products. Furthermore, while we are continuing with our work in the agriculture sector, we are shifting our primary focus to our efforts to address the human health market with our MetaVantage(TM) platform. To date, we have no significant commercial partnerships in this area.

We have a history of net losses. We will continue to incur net losses that may depress our stock price.

   We have incurred net losses in each year since our inception and expect these losses to continue. We experienced a net loss of approximately $16.0 million for the twelve months ended December 31, 2001. As of December 31, 2001, we had an accumulated deficit of approximately $48.9 million. To date, we have derived all of our revenues from two commercial partnerships and a government grant. We expect to derive revenue in the foreseeable future principally from commercial partnerships. However, we expect our revenues from our commercial partnership with Bayer will decrease in 2002. We expect to spend a significant amount of capital to fund research and development and enhance our core technologies, particularly our MetaVantage(TM) platform and MetaTrace(TM) system. As a result, we expect that our operating expenses will increase in the near term and, consequently, we will need to generate significant additional revenues to become profitable. We cannot predict when, if ever, we will become profitable.

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

   We have entered into only two commercial partnerships, with Bayer and Monsanto, to fund the development of certain new products, including herbicides and plants with improved nutritional and growth characteristics. We have entered into no significant commercial partnerships in the area of human health. If we are unable to successfully achieve milestones or our commercial partners fail to develop successful products, we will not earn the revenues contemplated under such partnerships. In addition, we may not be able to enter into additional commercial partnerships. We do not control the resources that our commercial partners devote to our projects and our commercial partners may not perform their obligations. Our commercial partnerships are subject to termination rights by the commercial partners. If any of our commercial partners were to terminate its relationship with us, or fail to meet its contractual obligations, it could have a material adverse effect on our revenues and it could have a material adverse effect on our ability to undertake research, to fund related and other programs and to develop, manufacture and market any products that may have resulted from the commercial partnership. Also, we may pursue opportunities in fields that conflict with our commercial partners or in which our commercial partners could become active competitors. In either case, we may not be able to commercialize our products.

If we are unable to attract and retain additional personnel, including a permanent President and Chief Executive officer, or if we lose our key personnel, our operations could be disrupted, and our revenues could decrease.

   Our success depends on the continued services and on the performance of our senior management and scientific staff. The loss of the services of any of our other senior management or scientific staff could seriously impair our ability to operate and achieve our objectives, which could reduce our revenues. On February 26, 2002, we terminated our then President and Chief Executive Officer. Recruiting and retaining a permanent President and Chief Executive Officer as well as qualified scientific personnel to perform future research and development work will be critical to our success.

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

   Our technology platform for the industrialization of gene function determination faces competition from functional genomics technologies, which are computer hardware and software technologies that researchers use to help them identify the role that specific genes play within organisms, created by others, including Exelixis, Inc., Ceres, Inc., Mendel Biotechnology Inc., and Large Scale Biology Corporation. Our MetaVantage(TM) platform also faces competition from other companies attempting to analyze biochemicals in human beings. We expect competition to intensify in functional genomics and metabolomics research. Genomic technologies have undergone and are expected to continue to undergo rapid and significant change. Our future success will depend in large part on maintaining a competitive position in these fields. Metabolomics is a rapidly growing new technology. We or others may make rapid technological developments, which may result in products or technologies becoming obsolete before we recover the expenses we incur in connection with our development. We or our commercial partners may offer products, which could be made obsolete by less expensive or more effective technologies. We may not be able to enhance our technology in ways necessary to compete successfully with newly emerging technologies.

   Any products that we may develop alone or in collaboration with others will compete in highly competitive markets. In the specific markets in which we apply or intend to apply our technology platform, we face competition from pharmaceutical, biotechnology plant genomics, and agri-chemical companies. Many of our existing and potential competitors have substantially greater financial resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than we do. Many of these competitors have achieved substantial market penetration in the human health, agriculture and nutrition markets.

If we are not able to adequately acquire and protect patents and licenses, we may not be able to operate our business and remain competitive.

   Our business and competitive position will depend in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies and products in the United States and other countries. As of February 28, 2002, we had 150 U.S. patent applications and 24 international patent applications pending covering our technology. We currently hold three issued U. S. patents and no issued patents in other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries.

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

If adverse public reaction limits the acceptance of genetically modified products, demand for any products that we or our collaborators may develop in agriculture and nutrition may decrease.

   The commercial success of our product candidates in agriculture and nutrition will depend in part on public acceptance of the use of genetically modified products, including drugs, food, plants and plant products. Claims that genetically modified products are unsafe for consumption or pose a danger to the environment may influence public attitudes. Any genetically modified product that our collaborators or we may develop may not gain public acceptance. Due to public reaction in both the United States and Europe, some food processors and restaurants have already decided not to sell food that has been genetically altered or that contains genetically altered ingredients. If this policy continues or becomes more common, there could be a decrease in demand for products that we or our commercial partners may develop.

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

   The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of December 31, 2001, there were 31,936,188 shares of common stock outstanding. All of the (i) 11,847,727 shares sold in our initial public offering and our October 2001 direct offering, (ii) 422,459 shares registered on Form S-3, (iii) outstanding shares that were registered on one of our registration statements on Form S-8, and (iv) shares that have been sold pursuant to Rule 144 or Rule 701 are freely transferable without restriction or further registration under the Securities Act, except for shares purchased by our "affiliates," as defined in Rule 144 of the Securities Act. The remaining shares of common stock outstanding are "restricted securities" as defined in Rule 144. Holders of these shares may sell them in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

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

   Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, privileges and other terms of these shares. The board of directors may exercise this authority without the approval of the stockholders. The rights of the holders of any preferred stock that we may issue in the future may adversely affect the rights of holders of our common stock.

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

   The securities held in the Company's investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the available-for-sale securities. A rise in interest rates would have an adverse impact on the fair market value of fixed rate securities. If interest rates fall, floating rate securities may generate less interest income. The Company manages its exposure to interest rate risks through investing in securities with maturities of five years, or less.

   Additionally, the Company is exposed to risk from changes in interest rates as a result of its borrowing activities. At December 31, 2001, the Company had total debt of $14.7 million. The Company's debt consists of equipment financing loans with approximately $12.1 million outstanding, with interest rates ranging from 11.3% to 14.2%; a promissory note with approximately $2.0 million outstanding, with an effective interest rate of 14.3%; and capital lease obligations of approximately $675,000 outstanding, with effective interest rates ranging from 10.3% to 12.2%. See Notes 9 and 13 of Notes to Financial Statements.

   Paradigm was not exposed to material market risks associated with activities in derivative financial instruments, other financial instruments, or commodity instruments as of the year ended December 31, 2001.

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

                Index to Financial Statements
                Report of Independent Accountants........... F-2
                Balance Sheets.............................. F-3
                Statements of Operations.................... F-4
                Statements of Stockholders' Equity (Deficit) F-5
                Statements of Cash Flows.................... F-6
                Notes to Financial Statements............... F-7

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

Exhibit
Number                                           Description
------                                           -----------

 * 2.1  Plan and Agreement of Merger between Paradigm Genetics, Inc., a North Carolina corporation and
        Paradigm Genetics, Inc., a Delaware corporation (Filed as Exhibit 2.1)

 * 3.1  Restated Certificate of Incorporation (Filed as Exhibit 3.2)

 **3.2  Amended and Restated By-Laws (Filed as Exhibit 3.2)

 * 4.1  Form of Common stock Certificate (Filed as Exhibit 4.1)

 *10.1  1998 Stock Option Plan (Filed as Exhibit 10.1)

 *10.2  Amended and Restated Registration Rights Agreement, dated January 21, 2000, between the
        Registrant and certain Founders and Investors (Filed as Exhibit 10.6)

 *10.3  First Amendment to the Amended and Restated Registration Rights Agreement between the
        Registrant and certain Investors and Founders (Filed as Exhibit 10.6.1)

 *10.4  Amendment to the Founder Stock Repurchase and Vesting Agreement between the Registrant and
        John A. Ryals (Filed as Exhibit 10.13.1)

 *10.5  Amendment to the Founder Stock Repurchase and Vesting Agreement between the Registrant and
        Jorn Gorlach (Filed as Exhibit 10.14.1)

 *10.6  Amendment to the Founder Stock Repurchase and Vesting Agreement between the Registrant and
        Sandy J. Stewart (Filed as Exhibit 10.15.1)

 *10.7  Amendment to the Founder Stock Repurchase and Vesting Agreement between the Registrant and
        Scott Uknes (Filed as Exhibit 10.16.1)

 *10.8  Amended and Restated Lease Agreement, dated April 2000 between the Registrant and ARE-104
        Alexander Road LLC (Filed as Exhibit 10.25.1)

 *10.9  Lease Agreement between the Registrant and ARE-104 Alexander Road LLC dated April 2000
        (Filed as Exhibit 10.25.2)

*10.10  Tenant Certificate and Agreement, dated January 11, 2000, between the Registrant and ING
        Investment Management, LLC (Filed as Exhibit 10.29)

*10.11  First Amendment to Warrant to ARE-104 Alexander Road LLC (Filed as Exhibit 10.43.1)

 Exhibit
 Number                                           Description
 ------                                           -----------

    *10.12 Warrant to Purchase Common stock, dated January 19, 2000, issued by the Registrant to
           ARE-104 Alexander Road LLC, and Escrow Agreement (Filed as Exhibit 10.45)

    *10.13 First Amendment to Warrant to ARE-104 Alexander Road LLC (Filed as Exhibit 10.45.1)

    *10.14 First Amendments to Warrants to Intersouth Partners III, LP and Intersouth Partners IV, LP
           (Filed as Exhibit 10.46.1)

    *10.15 First Amendment to Warrant to Innotech Investments Limited (Filed as Exhibit 10.47.1)

    *10.16 2000 Employee, Director and Consultant Stock Option Plan (Filed as Exhibit 10.48)

    *10.17 2000 Employee Stock Purchase Plan (Filed as Exhibit 10.49)

   **10.18 Alliance Agreement between LION bioscience AG and the Registrant dated November 22,
           2000 (filed as Exhibit 10.18)

  ***10.19 Amendment to the Monsanto/Paradigm Genetics Collaboration Agreement, dated August 30,
           2001(Filed as Exhibit 10.1)

 ****10.20 Placement Agency Agreement between the Registrant and J.P. Morgan Securities Inc., dated
           October 16, 2001.

*****10.21 Extension and Amendment of Agreement dated September 21, 1998 between the Registrant and Bayer AG (Filed as Exhibit 10.1)

     10.22 Asset Purchase Agreement, dated as of December 3, 2001, between the Registrant and
           PE Corporation (NY), acting through its Celera Genomics Group

     10.23 Stock Purchase Agreement, dated as of December 3, 2001, between the Registrant and
           PE Corporation (NY), acting through its Celera Genomics Group

     10.24 Registration Rights Agreement, dated December 20, 2001, between the Registrant and
           PE Corporation (NY), acting through its Celera Genomics Group

      23.1 Consent of PricewaterhouseCoopers LLP

      23.2 Consent of PricewaterhouseCoopers LLP

--------
    * Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's Registration Statement filed on Form S-1 (File No. 333-30758)
   ** Previously filed and incorporated herein by reference from the Form 10-K for the period ending December 31, 2000.
  *** Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 30, 2001.
 **** Previously filed and incorporated herein by reference from the Form 8-K filed on October 16, 2001.
***** Previously filed and incorporated herein by reference from the Form 10-Q for the period ending June 30, 2001.

   Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

   (b) Reports on Form 8-K

   On October 18, 2001, the Company filed a Report on Form 8-K, in conjunction with its direct offering of 5,097,727 shares of common stock of the Company to selected institutional investors pursuant to a Placement Agency Agreement with JP Morgan Securities Inc.

   On December 4, 2001, the Company filed Report on Form 8-K in conjunction with its acquisition of Celera's AgGen plant genomics and genotyping business and its entering into an arrangement to become the exclusive marketing partner to provide certain Celera services to the plant-based agriculture industries.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PARADIGM GENETICS, INC.

                                               By:       /S/ JOHN E. HAMER
                                                   -----------------------------
                                                           John E. Hamer
                                                    Acting President and Chief
                                                         Executive Officer

Dated:

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

             Signatures                       Title                   Date
 -           ----------                       -----                   ----

By:       /S/ JOHN E. HAMER       Acting President and Chief     March 29, 2002
    -----------------------------   Executive Officer (principal
            John E. Hamer           executive officer)

By:      /S/ IAN A.W. HOWES       Vice President of Finance and  March 29, 2002
    -----------------------------   Chief Financial Officer
           Ian A.W. Howes           (principal financial and
                                    accounting officer)

By:     /S/ G. STEVEN BURRILL     Director                       March 29, 2002
    -----------------------------
          G. Steven Burrill

By:      /S/ MICHAEL SUMMERS      Director                       March 29, 2002
    -----------------------------
           Michael Summers

By:     /S/ ROBERT M. GOODMAN     Director                       March 29, 2002
    -----------------------------
          Robert M. Goodman

By:       /S/ HENRI ZINSLI        Director                       March 29, 2002
    -----------------------------
            Henri Zinsli

By:     /S/ MARK B. SKALETSKY     Director                       March 29, 2002
    -----------------------------
          Mark B. Skaletsky

By:    /S/ SUSAN K. HARLANDER     Director                       March 29, 2002
    -----------------------------
         Susan K. Harlander

By:       /S/ LEROY E. HOOD       Director                       March 29, 2002
    -----------------------------
            Leroy E. Hood

By: ----------------------------- Director                       March 29, 2002
            John A. Ryals

                            PARADIGM GENETICS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                Report of Independent Accountants........... F-2

                Balance Sheets.............................. F-3

                Statements of Operations.................... F-4

                Statements of Stockholders' Equity (Deficit) F-5

                Statements of Cash Flows.................... F-6

                Notes to Financial Statements............... F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Paradigm Genetics, Inc.

   In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity (deficit), and of cash flows present fairly, in all material respects, the financial position of Paradigm Genetics, Inc. (the ''Company'') at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/  PRICEWATERHOUSECOOPERS LLP

Raleigh, North Carolina
January 31, 2002

                            PARADIGM GENETICS, INC.

                                BALANCE SHEETS

                                                                                      December 31,
                                                                               --------------------------
                                                                                   2001          2000
                                                                               ------------  ------------
                                   ASSETS
Current assets:
   Cash and cash equivalents.................................................. $  6,151,521  $  2,146,904
   Short-term investments.....................................................    4,584,000    33,852,772
   Accounts receivable........................................................    5,663,337     2,694,366
   Interest receivable........................................................      590,042       304,541
   Prepaid expenses...........................................................    2,243,905     2,102,741
                                                                               ------------  ------------
       Total current assets...................................................   19,232,805    41,101,324
Restricted cash...............................................................    1,474,870       804,543
Property and equipment, net...................................................   27,854,068    23,763,502
Long-term investments.........................................................   32,256,050     8,528,300
Long-term receivable..........................................................    1,539,313            --
Goodwill and intangible assets................................................    1,834,786            --
Other assets, net.............................................................      895,117     1,267,077
                                                                               ------------  ------------
       Total assets........................................................... $ 85,087,009  $ 75,464,746
                                                                               ============  ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable........................................................... $  2,414,125  $  2,061,276
   Accrued liabilities........................................................    1,333,272     2,392,415
   Deferred revenue...........................................................   13,349,810    17,095,605
   Long-term debt--current portion............................................    6,762,473     3,397,592
   Capital lease obligations--current portion.................................      296,259       110,829
   Other liabilities..........................................................        8,712        40,148
                                                                               ------------  ------------
       Total current liabilities..............................................   24,164,651    25,097,865
Long-term debt, less current portion..........................................    7,299,692    10,641,334
Capital lease obligations, less current portion...............................      378,703       112,021
                                                                               ------------  ------------
       Total liabilities......................................................   31,843,046    35,851,220
                                                                               ------------  ------------
Commitments (Note 13)
Stockholders' equity:
   Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized;
     none issued and outstanding as of December 31, 2001 and 2000.............           --            --
   Common stock, $.01 par value; 50,000,000 shares authorized; 31,936,188 and 25,856,665 shares issued and outstanding as of December 31, 2001
     and 2000, respectively...................................................      319,362       258,567
   Additional paid-in capital.................................................  103,387,223    75,349,957
   Deferred compensation......................................................   (1,584,201)   (3,151,072)
   Accumulated deficit........................................................  (48,934,177)  (32,886,603)
   Accumulated other comprehensive income.....................................       55,756        42,677
                                                                               ------------  ------------
       Total stockholders' equity.............................................   53,243,963    39,613,526
                                                                               ------------  ------------
       Total liabilities and stockholders' equity............................. $ 85,087,009  $ 75,464,746
                                                                               ============  ============

   The accompanying notes are an integral part of the financial statements.

                            PARADIGM GENETICS, INC.

                           STATEMENTS OF OPERATIONS

                                                                  Year Ended December 31,
                                                         ----------------------------------------
                                                             2001          2000          1999
                                                         ------------  ------------  ------------
Revenues:
   Commercial partnerships.............................. $ 24,337,383  $  9,837,018  $  2,052,113
   Grant revenues.......................................      129,729       500,004       144,862
                                                         ------------  ------------  ------------
       Total revenues...................................   24,467,112    10,337,022     2,196,975
                                                         ------------  ------------  ------------
Operating expenses:
   Research and development (includes $561,433,
     $449,411 and $87,365, respectively, of stock-
     based compensation)................................   28,182,533    18,944,698     7,615,231
   Selling, general and administrative (includes
     $510,227, $959,322 and $112,147, respectively, of
     stock-based compensation)..........................   12,397,593    10,131,608     4,825,822
                                                         ------------  ------------  ------------
       Total operating expenses.........................   40,580,126    29,076,306    12,441,053
                                                         ------------  ------------  ------------
Loss from operations....................................  (16,113,014)  (18,739,284)  (10,244,078)
                                                         ------------  ------------  ------------
Other income (expense):
   Interest income......................................    1,866,949     2,808,802       246,896
   Interest expense.....................................   (1,905,760)   (1,552,290)     (622,678)
   Gain (loss) on disposal of assets....................      104,251      (241,148)           --
                                                         ------------  ------------  ------------
       Other income (expense), net......................       65,440     1,015,364      (375,782)
                                                         ------------  ------------  ------------
Net loss................................................  (16,047,574)  (17,723,920)  (10,619,860)
Beneficial conversion of Series C Preferred Stock.......           --   (12,000,000)           --
                                                         ------------  ------------  ------------
Net loss attributable to common stockholders............ $(16,047,574) $(29,723,920) $(10,619,860)
                                                         ============  ============  ============
Net loss per share attributable to common stockholders--
  basic and diluted..................................... $      (0.59) $      (1.61) $      (2.51)
                                                         ============  ============  ============
Weighted average common shares outstanding--basic and
  diluted...............................................   27,264,022    18,434,804     4,236,409
                                                         ============  ============  ============


   The accompanying notes are an integral part of the financial statements.

                            PARADIGM GENETICS, INC.

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                         Series A                 Series B                 Series C
                                                     Preferred Stock          Preferred Stock           Preferred Stock
                                                 -----------------------  -----------------------  ------------------------
                                                   Shares      Amount       Shares      Amount       Shares       Amount
                                                 ----------  -----------  ----------  -----------  ----------  ------------
Balance at December 31, 1998....................  7,562,500  $ 5,950,899          --  $        --          --  $         --
 Issuance of Series B Preferred Stock...........         --           --   2,790,698    5,967,819          --            --
 Exercise of stock options......................         --           --          --           --          --            --
 Deferred compensation..........................         --           --          --           --          --            --
 Amortization of deferred compensation..........         --           --          --           --          --            --
 Net loss.......................................         --           --          --           --          --            --
                                                 ----------  -----------  ----------  -----------  ----------  ------------
Balance at December 31, 1999....................  7,562,500    5,950,899   2,790,698    5,967,819          --            --
 Issuance of Series C Preferred Stock...........         --           --          --           --   3,000,000    14,965,192
 Issuance of warrants...........................         --           --          --           --          --            --
 Beneficial conversion charge Series C Preferred
  Stock.........................................         --           --          --           --          --    12,000,000
 Sale of common stock in public offerings, net..         --           --          --           --          --            --
 Conversion of preferred stock into common stock (7,562,500)  (5,950,899) (2,790,698)  (5,967,819) (3,000,000)  (26,965,192)
 Exercise of stock options......................         --           --          --           --          --            --
 Purchase of restricted stock...................         --           --          --           --          --            --
 Issue of shares pursuant to the 2000 Employee
  Stock Purchase Plan...........................         --           --          --           --          --            --
 Unrealized gain on investments in marketable
  securities....................................         --           --          --           --          --            --
 Disgorgement of profits........................         --           --          --           --          --            --
 Deferred compensation..........................         --           --          --           --          --            --
 Compensation related to accelerated vesting of
  stock options.................................         --           --          --           --          --            --
 Amortization of deferred compensation..........         --           --          --           --          --            --
 Net loss.......................................         --           --          --           --          --            --
                                                 ----------  -----------  ----------  -----------  ----------  ------------
Balance at December 31, 2000....................         --           --          --           --          --            --
 Exercise of stock options......................         --           --          --           --          --            --
 Purchase of restricted stock...................         --           --          --           --          --            --
 Issue of shares pursuant to the 2000 Employee
  Stock Purchase Plan...........................         --           --          --           --          --            --
 Unrealized gain on investments in marketable
  securities....................................         --           --          --           --          --            --
 Sale of common stock in secondary offering, net         --           --          --           --          --            --
 Issuance of common stock for acquisition.......         --           --          --           --          --            --
 Exercise of warrants...........................         --           --          --           --          --            --
 Deferred compensation..........................         --           --          --           --          --            --
 Compensation related to accelerated vesting of
  stock options.................................         --           --          --           --          --            --
 Amortization of deferred compensation..........
 Net loss.......................................
                                                 ==========  ===========  ==========  ===========  ==========  ============
Balance at December 31, 2001....................         --  $        --          --  $        --          --  $         --
                                                 ==========  ===========  ==========  ===========  ==========  ============

                                                                                                                 Accumulated
                                                     Common Stock       Additional                                  Other
                                                 --------------------    Paid-In       Deferred   Accumulated   Comprehensive
                                                   Shares     Amount     Capital     Compensation   Deficit        Income
                                                 ----------  --------  ------------  ------------ ------------  -------------
Balance at December 31, 1998....................  3,750,247  $ 37,502  $      6,389  $        --  $ (4,542,823)    $    --
 Issuance of Series B Preferred Stock...........         --        --            --           --            --          --
 Exercise of stock options......................  1,474,010    14,740       158,121           --            --          --
 Deferred compensation..........................         --        --     3,364,942   (3,364,942)           --          --
 Amortization of deferred compensation..........         --        --            --      199,512            --          --
 Net loss.......................................         --        --            --           --   (10,619,860)         --
                                                 ----------  --------  ------------  -----------  ------------     -------
Balance at December 31, 1999....................  5,224,257    52,242     3,529,452   (3,165,430)  (15,162,683)         --
 Issuance of Series C Preferred Stock...........         --        --            --           --            --          --
 Issuance of warrants...........................         --        --       361,138           --            --          --
 Beneficial conversion charge Series C Preferred
  Stock.........................................         --        --   (12,000,000)          --            --          --
 Sale of common stock in public offerings, net..  6,750,000    67,500    42,462,832           --            --          --
 Conversion of preferred stock into common stock 13,353,198   133,532    38,750,378           --            --          --
 Exercise of stock options......................    434,593     4,346       177,695           --            --          --
 Purchase of restricted stock...................     (7,442)      (74)       (4,339)          --            --          --
 Issue of shares pursuant to the 2000 Employee
  Stock Purchase Plan...........................    102,059     1,021       606,230           --            --          --
 Unrealized gain on investments in marketable
  securities....................................         --        --            --           --            --      42,677
 Disgorgement of profits........................         --        --        72,196           --            --          --
 Deferred compensation..........................         --        --     1,279,976   (1,279,976)           --          --
 Compensation related to accelerated vesting of
  stock options.................................         --        --       114,399           --            --          --
 Amortization of deferred compensation..........         --        --            --    1,294,334            --          --
 Net loss.......................................         --        --            --           --   (17,723,920)         --
                                                 ----------  --------  ------------  -----------  ------------     -------
Balance at December 31, 2000.................... 25,856,665   258,567    75,349,957   (3,151,072)  (32,886,603)     42,677
 Exercise of stock options......................    249,949     2,500       210,193           --            --          --
 Purchase of restricted stock...................    (92,068)     (921)      (46,484)          --            --          --
 Issue of shares pursuant to the 2000 Employee
  Stock Purchase Plan...........................     42,030       420       228,588           --            --          --
 Unrealized gain on investments in marketable
  securities....................................         --        --            --           --            --      13,079
 Sale of common stock in secondary offering, net  5,097,727    50,977    26,047,999           --            --          --
 Issuance of common stock for acquisition.......    422,459     4,225     2,095,775           --            --          --
 Exercise of warrants...........................    359,426     3,594        (3,594)          --            --          --
 Deferred compensation..........................         --        --      (564,053)     564,053            --          --
 Compensation related to accelerated vesting of
  stock options.................................         --        --        68,842           --            --          --
 Amortization of deferred compensation..........                                       1,002,818
 Net loss.......................................                                                   (16,047,574)
                                                 ==========  ========  ============  ===========  ============     =======
Balance at December 31, 2001.................... 31,936,188  $319,362  $103,387,223  $(1,584,201) $(48,934,177)    $55,756
                                                 ==========  ========  ============  ===========  ============     =======

                                                     Total
                                                 Stockholders'
                                                    Equity
                                                   (Deficit)
                                                 -------------
Balance at December 31, 1998.................... $  1,451,967
 Issuance of Series B Preferred Stock...........    5,967,819
 Exercise of stock options......................      172,861
 Deferred compensation..........................           --
 Amortization of deferred compensation..........      199,512
 Net loss.......................................  (10,619,860)
                                                 ------------
Balance at December 31, 1999....................   (2,827,701)
 Issuance of Series C Preferred Stock...........   14,965,192
 Issuance of warrants...........................      361,138
 Beneficial conversion charge Series C Preferred
  Stock.........................................           --
 Sale of common stock in public offerings, net..   42,530,332
 Conversion of preferred stock into common stock           --
 Exercise of stock options......................      182,041
 Purchase of restricted stock...................       (4,413)
 Issue of shares pursuant to the 2000 Employee
  Stock Purchase Plan...........................      607,251
 Unrealized gain on investments in marketable
  securities....................................       42,677
 Disgorgement of profits........................       72,196
 Deferred compensation..........................           --
 Compensation related to accelerated vesting of
  stock options.................................      114,399
 Amortization of deferred compensation..........    1,294,334
 Net loss.......................................  (17,723,920)
                                                 ------------
Balance at December 31, 2000....................   39,613,526
 Exercise of stock options......................      212,693
 Purchase of restricted stock...................      (47,405)
 Issue of shares pursuant to the 2000 Employee
  Stock Purchase Plan...........................      229,008
 Unrealized gain on investments in marketable
  securities....................................       13,079
 Sale of common stock in secondary offering, net   26,098,976
 Issuance of common stock for acquisition.......    2,100,000
 Exercise of warrants...........................           --
 Deferred compensation..........................           --
 Compensation related to accelerated vesting of
  stock options.................................       68,842
 Amortization of deferred compensation..........    1,002,818
 Net loss.......................................  (16,047,574)
                                                 ============
Balance at December 31, 2001.................... $ 53,243,963
                                                 ============

    The accompanying notes are an integral part of the financial statements

                            PARADIGM GENETICS, INC.

                           STATEMENTS OF CASH FLOWS

                                                                         Year Ended December 31,
                                                                -----------------------------------------
                                                                    2001          2000           1999
                                                                ------------  -------------  ------------
Cash flows from operating activities:
Net loss....................................................... $(16,047,574) $ (17,723,920) $(10,619,860)
Adjustments to reconcile net loss to net cash used in operating activities:
   Deferred revenue............................................   (3,745,795)    11,270,368     4,340,387
   Depreciation and amortization...............................    4,642,424      3,133,785     1,588,762
   Stock based compensation....................................    1,071,660      1,408,733       199,512
   (Gain) Loss on disposal of assets...........................     (104,251)       241,148            --
   Write-off of acquisition costs..............................      887,279             --            --
   Changes in operating assets and liabilities
       Accounts receivable.....................................   (4,508,284)    (2,437,522)     (167,819)
       Interest receivable.....................................     (285,501)      (304,541)           --
       Prepaid expenses and other assets.......................     (434,078)    (1,140,181)   (1,126,512)
       Accounts payable........................................      352,849        733,853     1,008,002
       Rental deposit..........................................     (670,327)      (560,960)           --
       Accrued and other liabilities...........................   (1,090,579)       944,642       348,722
                                                                ------------  -------------  ------------
          Net cash used in operating activities................  (19,932,177)    (4,434,595)   (4,428,806)
                                                                ------------  -------------  ------------
Cash flows from investing activities:
   Purchase of property and equipment..........................   (7,771,878)   (18,321,770)   (6,583,134)
   Purchase of investments.....................................  (83,192,263)  (146,977,931)  (26,214,499)
   Maturities of investments...................................   88,746,363    108,127,644    25,210,522
                                                                ------------  -------------  ------------
          Net cash used in investing activities................   (2,217,778)   (57,172,057)   (7,587,111)
                                                                ------------  -------------  ------------
Cash flows from financing activities:
   Borrowings under notes payable..............................    3,903,021      6,931,280     5,765,761
   Repayments of notes payable.................................   (4,077,854)    (1,898,590)     (302,506)
   Repayments of capital lease obligations.....................     (163,867)      (100,075)      (90,364)
   Proceeds from issuance of convertible preferred
     stock, net................................................           --     14,965,192     5,967,819
   Proceeds from issuance of common stock, net.................   26,327,984     43,137,583            --
   Disgorgement of profits.....................................           --         72,196            --
   Purchase of restricted stock................................      (47,405)        (4,413)           --
   Proceeds from exercise of stock options.....................      212,693        182,041       172,861
                                                                ------------  -------------  ------------
          Net cash provided by financing activities............   26,154,572     63,285,214    11,513,571
                                                                ------------  -------------  ------------
Net increase (decrease) in cash and cash equivalents...........    4,004,617      1,678,562      (502,346)
Cash and cash equivalents, beginning of year...................    2,146,904        468,342       970,688
                                                                ------------  -------------  ------------
Cash and cash equivalents, end of year......................... $  6,151,521  $   2,146,904  $    468,342
                                                                ============  =============  ============

   The accompanying notes are an integral part of the financial statements.

                            PARADIGM GENETICS, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  The Company

   Paradigm Genetics, Inc. (the "Company" or "Paradigm") was organized on September 9, 1997, as an integrated life sciences company developing novel technologies to speed the discovery of new products for the advancement of human health and agriculture. The Company has developed an industrialized, high-throughput platform, known as the GeneFunction Factory(TM), capable of rapidly determining the function of genes in plants and fungi. The Company determines gene function through an assembly-line process that generates information that it believes will enable it to develop novel products with commercial partners or on its own. As part of its integrated discovery approach, the Company has developed a proprietary biochemical profiling platform designed to allow it to characterize essentially all of the small molecules or metabolites in cells, tissues and fluids of any organism. The technology surrounding this process is known as metabolomics. Although this technology has been a part of the Company's GeneFunction Factory(TM) since 1999, in 2001, the Company began adapting this technology for use with human cells, tissues and fluids. Paradigm plans to use this platform, called MetaVantage(TM), to improve drug discovery and development by significantly improving the validation process of new targets and the selection of new lead compounds. Human metabolomics is the global analysis of all classes of biochemicals, also known as the metabolome, in a human being. MetaVantage(TM) elucidates the biochemical profile of a cell, tissue, or fluid, and integrates this information with data from other genomics analyses using a proprietary comprehensive informatics system. The Company stores and integrates data from its GeneFunction Factory(TM) and MetaVantage(TM) systems in a sophisticated data integration and analysis system called FunctionFinder(TM). Additionally, the Company is in the process of creating a data integration and visualization system for its MetaVantage(TM) platform called MetaTrace(TM). The Company uses FunctionFinder(TM) to infer the function of genes in its plant and fungal model systems and it uses MetaVantage(TM) to understand the relationship between biochemical profiles, biochemical pathways and target genes in human beings. Based on the information generated through its proprietary systems, the Company established major commercial partnerships in the areas of agriculture and nutrition in 1998 and 1999. Additionally, in 2001, the Company announced plans to build a pharmaceutical drug discovery and development platform, based around its expertise in metabolomics.

   The Company had an accumulated deficit of $48.9 million at December 31, 2001, incurred a net loss of $16.0 million for the year then ended and expects to incur substantial additional losses in 2002. Over the last 24 months, the Company has incurred a cumulative net loss attributable to common stockholders of $45.7 million and has used $24.4 million of net cash in operating activities.

   The Company has historically financed its operations through the sale of common and preferred stock, debt and capital lease financing, payments received from commercial partnerships and a government grant. As of December 31, 2001, the Company had total cash and investments of $43.0 million, which is comprised of cash and cash equivalents of $6.1 million, short-term investments of $4.6 million, and long-term investments of $32.3 million.

   The Company expects to continue expanding its operations through internal growth and, possibly, through strategic acquisitions. The Company expects these activities will be funded from existing cash, issuances of stock, and borrowings under credit facilities. These sources of liquidity will be sufficient to fund its operations at least through 2003. From time to time, the Company evaluates potential acquisitions and other growth opportunities, which might require additional external financing, and the Company may seek funds from public or private issuances of equity or debt securities.

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

Reclassifications

   Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation, with no effect on results of operations or financial position.

Cash and Cash Equivalents

   The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

   Restricted cash comprises security deposits on the Company's facilities.

Property and Equipment

   Property and equipment is primarily comprised of buildings, laboratory equipment, computer equipment, furniture, and leasehold improvements which are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Expenditures for maintenance and repairs are charged to operations as incurred; major expenditures for renewals and betterments are capitalized and depreciated. Property and equipment acquired under capital leases are being depreciated over their estimated useful lives or the respective lease term, if shorter.

Intangible Assets

   Intangible assets consist of goodwill and other identifiable assets acquired in a business combination accounted for by the purchase method. Costs allocated to identifiable intangible assets are amortized over the estimated useful lives of the assets. The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired has been recorded as goodwill. The Company evaluates goodwill for impairment at the reporting unit level on at least an annual basis in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets."

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

Impairment of Long-Lived Assets

   The Company evaluates the recoverability of its property and equipment and other long-lived assets when circumstances indicate that an event of impairment may have occurred in accordance with the provisions of

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets or the business to which such assets relate. Impairment is measured based on the difference between the carrying value of the related assets or businesses and the discounted future cash flows of such assets or businesses. No impairment loss was required to be recognized during the years ended December 31, 2001, 2000 and 1999.

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

Revenue Recognition

   Revenues are derived from commercial partnerships and from government grants. Revenues related to nonrefundable and milestone payments are recognized under commercial partnerships based on progress to completion. Refundable fees received under commercial partnerships are initially deferred and recognized as revenues based on progress to completion over the term of the commercial partnership beginning at the date that the refund right expires, which is the date on which the related performance requirements have been met. Upfront fees received at the initiation of a commercial partnership are deferred and recognized as revenues on a progress to completion basis over the term of the commercial partnership with all other nonrefundable payments received under the commercial partnerships. This is required as the Company has a future performance obligation under these partnerships which is met as the Company delivers the results of its gene analysis to its commercial partners. Progress to completion under commercial partnerships is measured based on a comparison of the cost of the number of genes analyzed to the cost of the total number of genes to be analyzed, on a contract by contract basis. The Company does not segment its commercial partnerships for purposes of the calculation of revenues to be recognized as the Company does not meet the criteria to allow segmentation specified in the relevant authoritative accounting guidance. Revenue related to assays are recognized when delivered and acknowledged by the other party. Revenues from government grants are recognized as expenses are incurred over the period of each grant. Cash received in excess of revenues recognized under commercial partnerships and government grants is recorded as deferred revenue. Payments received under the Company's commercial partnerships and government grants are generally non-refundable regardless of the outcome of the future research and development activities to be performed by the Company under these arrangements. The Company is currently recognizing revenue under Staff Accounting Bulletin 101 ("SAB 101") issued by the Securities and Exchange Commission.

Research and Development

   Research and development costs include personnel costs, costs of supplies, facility costs, license fees, consulting fees, the recognition of deferred compensation and depreciation of laboratory equipment. These costs were incurred by the Company to develop its proprietary GeneFunction Factory(TM), perform required services under commercial partnerships and government grants and perform research and development on internal projects. Research and development costs are expensed as incurred.

Stock-Based Compensation

   The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company's common stock at the grant date, the difference between the fair value of the Company's common stock and the exercise price is recorded as deferred compensation. The Company reversed $564,053 of deferred compensation related to the cancellation of unvested options during the year ended December 31, 2001. The Company recognized deferred compensation of $0, $1,279,976 and $3,364,942 for the years ended December 31, 2001, 2000 and 1999, respectively. Deferred compensation is amortized to compensation expense over the vesting period of the related stock option. The Company recognized $1,002,818, $1,294,334 and $199,512 in non-cash compensation expense related to amortization of deferred compensation during the years ended December 31, 2001, 2000 and 1999, respectively. The Company has adopted the disclosure requirements Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") as it relates to stock options granted to employees, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of grant. Stock options or warrants granted to non-employees for services are accounted for in accordance with SFAS No. 123, which requires that these options and warrants be valued using the Black-Scholes model and the resulting charge is recognized as the related services are performed.

Cash Flow

   The Company made cash payments for interest of $1,905,760, $1,552,290 and $622,678 for the years ended December 31, 2001, 2000 and 1999, respectively.

   The Company acquired property and equipment through the assumption of capital lease obligations amounting to $591,647 for the year ended December 31, 2001.

   The Company acquired Celera's AgGen plant genomics and genotyping business in exchange for 422,459 shares of common stock valued at $2,100,00. (See Note 4.)

Concentration of Credit Risk

   Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of cash, investments, and accounts receivable. The Company primarily places its cash, short-term and long-term investments with high-credit quality financial institutions which invest primarily in U.S. Government securities, commercial paper of prime quality and certificates of deposit guaranteed by banks which are members of the FDIC. Cash deposits are all in financial institutions in the United States. The Company performs ongoing credit evaluations to reduce credit risk and requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation.

   The Company has two commercial partnerships, which accounted for 100% of the Company's commercial partnership revenues and 99% and 95% of total revenues for the years ended December 31, 2001 and 2000 respectively. The Company had one commercial partner, which accounted for 100% of the Company's commercial partnership revenues and 93% of total revenues for the year ended December 31, 1999 (see Note 10).

Comprehensive Income (Loss)

   SFAS No. 130, "Reporting Comprehensive Income" established standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's item of other accumulated comprehensive income as of December 31, 2001 and 2000 totaled $55,756 and $42,677, respectively, and consisted entirely of unrealized gains on investments in marketable securities. The Company had no items of other comprehensive income as of December 31, 1999.

Net Income (Loss) Per Common Share

   The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB No. 98"). Under the provisions of SFAS No. 128 and SAB No. 98, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and shares issuable upon the conversion of outstanding convertible preferred stock. The calculation of the net loss per share for the years ended December 31, 2001, 2000 and 1999 does not include 1,097,095, 1,979,485 and 8,487,520 potential shares of common share equivalents, respectively, as their impact would be antidilutive.

Segment Reporting

   Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS No. 131") requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company has determined that it operates in only one segment as of December 31, 2001, 2000 and 1999.

Internal Use Software

   Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP No. 98-1") provides guidance regarding when software developed or obtained for internal use should be capitalized. The Company adopted SOP No. 98-1 effective January 1, 1999. The adoption of SOP No. 98-1 did not have a material impact on the Company's financial position or results of operations as the predominant portion of the software applications used by the Company were purchased from third parties. The Company expenses the cost of accumulating and preparing data for use in its database applications as such costs are incurred.

Recent Accounting Pronouncements

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", ("SFAS No. 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("SFAS No. 142"). The Company has adopted SFAS No. 141 as of July 1, 2001, which requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. The Company intends to adopt SFAS No. 142 as of January 1, 2002, as required. In addition, the Company has also adopted the required provisions of SFAS No. 142 for goodwill and intangible assets acquired after June 30, 2001. The Company will no longer record the amortization of goodwill in the financial statements effective January 1, 2002, as required by SFAS No. 142. Rather, the Company will analyze goodwill for impairment at the reporting unit level during the first quarter of 2002 and, at a minimum, on an annual basis going forward.

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", ("SFAS No. 144") which supersedes SFAS No. 121 and portions of APB Opinion No.
30. SFAS No. 144 provides guidance on the recognition and impairment of long-lived assets to be held and used and for long-lived assets to be disposed. The Company intends to adopt SFAS No. 144 as of January 1, 2002, as required, and does not believe the adoption will have a material impact on the Company's financial statements.

3.  Investments

   The following is a summary of current available-for-sale marketable securities at December 31, 2001 and 2000.

                                                                         December 31, 2001
                                                            -------------------------------------------
                                                                         Gross      Gross
                                                            Amortized  Unrealized Unrealized Estimated
                                                              Cost       Gains      Losses   Fair Value
                                                            ---------- ---------- ---------- ----------
Govt. and agency obligations............................... $       --  $    --       --     $       --
Other debt securities......................................  4,541,487   42,513       --      4,584,000
                                                            ----------  -------       --     ----------
Total current available-for-sale securities................ $4,541,487  $42,513       --     $4,584,000
                                                            ==========  =======       ==     ==========

                                                                          December 31, 2000
                                                            ---------------------------------------------
                                                                          Gross      Gross
                                                             Amortized  Unrealized Unrealized Estimated
                                                               Cost       Gains      Losses   Fair Value
                                                            ----------- ---------- ---------- -----------
Govt. and agency obligations............................... $ 2,000,000  $ 1,400       --     $ 2,001,400
Other debt securities......................................  31,836,680   14,692       --      31,851,372
                                                            -----------  -------       --     -----------
Total current available-for-sale securities................ $33,836,680  $16,092       --     $33,852,772
                                                            ===========  =======       ==     ===========

   Non-current securities are included in long-term investments. At December 31, 2001 and 2000, certain available-for-sale marketable securities with carrying amounts of $32,256,050 and $8,528,300 respectively, including unrealized gains of $13,243 and $26,585, respectively, were classified as long-term investments. Such classification resulted from the Company's intent to hold the securities for greater than one year.

   The amortized cost and estimated fair value of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.

                                                               December 31, 2001
                                                            -----------------------
                                                             Amortized  Estimated
                                                               cost     Fair Value
                                                            ----------- -----------
Debt securities:
   Due in one year or less................................. $ 4,541,487 $ 4,584,000
   Due after one year through five years...................  32,242,807  32,256,050
                                                            ----------- -----------
   Total debt securities................................... $36,784,294 $36,840,050
                                                            =========== ===========

4.  Acquisition

   On December 20, 2001, the Company acquired all of the assets of Celera's AgGen plant genomics and genotyping business. After the closing, the AgGen genomics and genotyping business became a new business unit of the Company called ParaGen. The results of the business unit have been included in the financial statements since that date. ParaGen is a provider of services to the plant-based agriculture industry. The services include gene sequencing, assembly, annotation and single nucleotide polymorphism (SNP) discovery.

   As a result of the acquisition, the Company expects to obtain increased access to agricultural companies and improve the likelihood of entering into additional commercial partnerships in agriculture.

   The aggregate purchase price was $2,100,000 of the Company's common stock. The value of the 422,459 common shares issued was determined based on the average market price of the Company's common shares over a few days before and after the terms of the acquisition were publicly announced.

   The following table summarizes the estimated fair values of the assets acquired at December 31, 2001.

      Equipment................................................ $  265,214
      Intangible Assets........................................    350,000
      Goodwill.................................................  1,484,786
                                                                ----------
      Total Assets Acquired.................................... $2,100,000
                                                                ==========

   Of the $350,000 of acquired intangible assets, $150,000 was assigned to ParaGen's revenue backlog and $200,000 was assigned to ParaGen's customer base. The revenue backlog has a weighted-average useful life of one year and the customer base has a weighted-average useful life of approximately two years. $1,484,786 of goodwill was assigned to the ParaGen unit. Proforma statements of operations reflecting this acquisition are not shown, as such disclosure is not material.

5.  Property and Equipment

   Property and equipment consists of the following:

                                                         December 31,
                                                   ------------------------
                                      Useful Lives    2001         2000
                                      ------------ -----------  -----------
   Buildings.........................      10      $   398,453  $   349,692
   Leasehold improvements............       7       10,123,217    8,065,251
   Furniture and laboratory equipment       7       18,758,039   13,704,263
   Computer equipment................       4        8,238,686    6,666,199
                                                   -----------  -----------
      Total costs....................               37,518,395   28,785,405
   Less accumulated depreciation.....               (9,664,327)  (5,021,903)
                                                   -----------  -----------
      Property and equipment, net....              $27,854,068  $23,763,502
                                                   ===========  ===========

   Depreciation and amortization expense for the years ended December 31, 2001, 2000 and 1999 was $4,642,424, $3,133,785 and $1,588,762 respectively.

   The Company leases certain equipment under capital lease agreements. The cost of equipment financed under capital leases at December 31, 2001 and 2000, was $1,256,014 and $467,125 respectively. The accumulated amortization for equipment under capital leases was $466,025 and $233,722 at December 31, 2001 and 2000, respectively.

6.  Fair Value of Financial Instruments

   The carrying value of cash and cash equivalents, accounts payable and accounts receivable at December 31, 2001 and 2000 approximated their fair value due to the short-term nature of these items.

   The fair value of the Company's short-term and long-term investments at December 31, 2001 and 2000 was determined based on quoted financial market prices. At December 31, 2001 and 2000, the Company recognized $55,756 and $42,677 in unrealized gains on investments, respectively.

   The historical carrying value of the Company's capital lease obligations and long-term debt approximated their fair value because the interest rates on these obligations approximate rates currently available to the Company.

7.  Accrued Liabilities

   Accrued liabilities consist of the following:

                                                         December 31,
                                                     ---------------------
                                                        2001       2000
                                                     ---------- ----------
     Payroll........................................ $  497,007 $  668,902
     Vacation accrual...............................    396,452    373,553
     Professional services..........................    275,049    732,886
     Rental deposit.................................         --    243,583
     Licenses.......................................         --     50,000
     Other..........................................    164,764    323,491
                                                     ---------- ----------
                                                     $1,333,272 $2,392,415
                                                     ========== ==========

8.  Income Taxes

   No provision for federal or state income taxes has been recorded as the Company has incurred net operating losses since inception.

   Significant components of the Company's deferred tax assets and liabilities at December 31, 2001 and 2000 consist of the following:

                                                      2001          2000
  Deferred tax assets:                            ------------  ------------
  Domestic net operating loss carryforwards...... $ 13,654,522  $  5,687,322
     Deferred revenue............................    5,155,697     6,602,323
     Stock-based compensation....................    1,037,440       623,565
     Compensation accruals.......................      153,099       335,435
     Other.......................................       36,045         4,387
                                                  ------------  ------------
     Total deferred tax assets...................   20,036,803    13,253,032
     Valuation allowance for deferred tax assets.  (18,803,822)  (12,517,221)
                                                  ------------  ------------
     Deferred tax assets, net....................    1,232,981       735,811
                                                  ------------  ------------
  Deferred tax liabilities:
     Property and equipment......................    1,232,981       735,811
                                                  ------------  ------------
     Total deferred tax liabilities..............    1,232,981       735,811
                                                  ------------  ------------
     Net deferred tax asset (liability).......... $         --  $         --
                                                  ============  ============

   At December 31, 2001, the Company provided a full valuation allowance against its net deferred tax assets because realization of these benefits could not be reasonably assured. The increase in valuation allowance resulted primarily from the additional net operating loss carryforward generated.

   As of December 31, 2001, the Company had federal and state net operating loss carryforwards of $35,356,000. These net operating loss carryforwards begin to expire in 2012. The utilization of the federal net operating loss carryforwards is subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. The annual limitation on utilization of net operating losses generated prior to the change in stock ownership is $1,569,000 per year. Because this annual limitation exceeds the amount of loss generated prior to the ownership change, no net operating losses will be lost as a result of the application of the annual limitation.

   Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for income taxes as follows:

                                         2001         2000         1999
                                      -----------  -----------  -----------
   Effective Rate....................           0%           0%           0%
                                      -----------  -----------  -----------
   United States federal tax at
     statutory rate.................. $(5,542,557) $(5,925,733) $(3,610,752)
   State taxes (net of federal
     benefit)........................    (752,048)    (777,974)    (505,617)
   Change in valuation allowance.....   6,286,601    6,685,894    4,098,297
   Other nondeductible expenses......       8,004       17,813       18,072
                                      -----------  -----------  -----------
   Provision for income taxes........ $        --  $        --  $        --
                                      ===========  ===========  ===========

9.  Long-Term Debt

   The Company's long-term debt at December 31, 2001 and 2000 consists of the following:

                                                     2001         2000
                                                  -----------  -----------
     Senior note payable......................... $ 2,000,000  $ 2,000,000
     Notes payable for equipment financing.......  12,062,165   12,038,926
                                                  -----------  -----------
        Total notes payable......................  14,062,165   14,038,926
     Less current maturities.....................  (6,762,473)  (3,397,592)
                                                  -----------  -----------
        Long-term portion........................ $ 7,299,692  $10,641,334
                                                  ===========  ===========

   The equipment financing consists of several notes payable to two financial institutions for the financing of equipment purchases made prior to December 31, 2001. The payment amount, comprising both principal and interest, varies from (1) approximately 1.1% of the original principal for the first twelve months and then increases to approximately 3% of the original principal for the remaining 36 months with a balloon payment of the remaining balance on the notes due at the maturity date or (2) approximately 2.5% of original principal for a period of 48 months. The stated interest rate ranges from 11.3% to 14.2%. The notes are collateralized by the equipment pledged by the Company.

   During July 1999, the Company entered into a $2.0 million senior debt agreement with a financial institution. The note has interest-only payments until March 1, 2002, at a rate of 13.49%, followed by six equal monthly principal and interest payments. The loan is collateralized by the Company's equipment, intellectual property and receivables. In connection with the debt, Paradigm issued the financial institution 116,279 warrants to purchase the Company's common stock at an exercise price of $2.15 per share. The Company did not record any debt discount related to these warrants as their fair value as determined by the Black-Scholes valuation method was de minimus. This loan agreement prohibits the payment of any cash dividends until the Company has fully repaid the loan.

   Annual maturities of the long-term debt for the years subsequent to December 31, 2001 are as follows:

       2002.................................................. $ 6,762,473
       2003..................................................   4,093,197
       2004..................................................   2,802,220
       2005..................................................     404,275
                                                              -----------
          Total.............................................. $14,062,165
                                                              -----------

10.  Commercial Partnerships

   In September 1998, Paradigm entered into a three-year commercial partnership with Bayer for the development of new herbicides. In June 2001, Bayer extended the terms of this agreement for an additional three years, ending in September 2004. Bayer also has the option to extend the agreement for two additional years, through September 2006. If the commercial partnership continues until the end of the three year extension, Paradigm will receive up to $45.7 million, including milestone payments. Paradigm will also receive success fees for any products commercialized under this agreement. The Company has recognized $24.6 million in cumulative revenues from the commercial partnership through December 31, 2001.In addition, the Company is entitled to receive a royalty on the annual net sales of any herbicides developed by Bayer for a defined period of time.

   In November 1999, Paradigm entered into a commercial partnership with Monsanto, commencing in February 2000 and continuing through January 2006, for the development of crop products and nutrition products. Monsanto has the option to extend the commercial partnership for up to two years and nine months. Monsanto also has the option to expand the scope of the commercial partnership. If the commercial partnership continues for the initial six year research term, the Company will receive $41.5 million in quarterly and up-front payments. In addition, the Company may receive as much as an additional $88.5 million in performance fees, milestone payments and payments made in connection with the exercise of options to extend the commercial partnership. The Company has recognized $12.4 million in cumulative revenues from the commercial partnership through December 31, 2001.

11.  Stockholders' Equity

   On December 20, 2001, the Company completed a strategic alliance with Celera Genomics, an Applera Corporation business. Under the terms of the arrangement, the Company acquired Celera's AgGen plant genomics and genotyping business for 422,459 shares of common stock.

   On October 23, 2001, the Company closed a direct offering in which it sold 5,097,727 shares of common stock at a price of $5.50 per share for net proceeds of approximately $26.1 million, net of underwriting discounts, commissions and other offering costs.

   During the first quarter of 2001, certain warrant holders exercised 460,000 warrants. The Company issued 359,426 shares of common stock related to the cashless exercise of these warrants.

   On May 10, 2000, the Company completed an initial public offering in which it sold 6,000,000 shares of common stock at a price of $7.00 per share for net proceeds of approximately $37.6 million, net of underwriting discounts, commissions and other offering costs. Upon the closing of the offering, all the Company's convertible preferred stock converted into 13,353,198 shares of common stock. After the offering, the Company's authorized capital consisted of 50,000,000 shares of common stock, $0.01 par value per share, and 5,000,000 shares of preferred stock, $0.01 par value per share. On May 31, 2000, the underwriters exercised an over-allotment option to purchase an additional 750,000 shares resulting in net proceeds of approximately $4.9 million.

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

12.  Stock Options and Warrants

   In March 2000, the Company started issuing options under the 2000 Stock Option Plan ("the Plan") which provided for the grant of up to 1,800,000 employee stock options. Stock options granted under the Plan are to have exercise periods not to exceed ten years. Options granted under the Plan generally vest over a period of four years from the date of grant. Option grants to new employees are generally made within 90 days of commencement of service with the Company and vest over a period of four years retroactively to the date of hire.

   In February 1998, the Company adopted the 1998 Stock Option Plan ("the 1998 Plan") which provided for the grant of up to 1,765,000 employee stock options. In March 1999, the 1998 Plan was amended to provide for the grant of up to 2,515,000 employee stock options. The board amended the 1998 Plan in November 1999 to increase the options available for grant to 3,715,000. In December 1999, the board authorized an additional 300,000 options for the 1998 Plan. Stock options granted under the 1998 Plan are to have exercise periods not to exceed ten years. Options granted under the 1998 Plan generally vest over a period of four years from the date of grant. Option grants to new employees are generally made within 90 days of commencement of service with the Company and vest over a period of four years retroactively to the date of hire. The 1998 Plan provides the right to exercise options before they are vested into shares of common stock subject to a repurchase right by the Company.

   The Board of Directors has reserved shares of the Company's common stock for issuance under the Employee Stock Purchase Plan (the "ESPP"). As of December 31, 2001, there were 355,911 shares of common stock available for issuance. The ESPP has two six-month offering periods (each an "Offering Period") annually, beginning on December 1 and June 1, respectively. Eligible employees can elect to make deductions from their compensation during each payroll period of an Offering Period. Participants are limited to $21,250 in deductions during each calendar year. Special limitations apply to eligible employees who own 5% or more of the outstanding common stock of the Company. None of the contributions made by eligible employees to purchase the Company's common stock under the ESPP are tax deductible to the employees. At the end of an Offering Period, the total payroll deductions by an eligible employee for that Offering Period will be used to purchase common stock of the Company at a price equal to 85% of the lesser of (a) the reported closing price of the Company's common stock for the first day of the Offering Period, or (b) the reported closing price of the common stock for the last day of the Offering Period.

   Employees eligible to participate in the ESPP include employees of the Company, except those employees who customarily work less than 20 hours per week or five months in a year. Since the eligible employee determines both participation in and contributions to the ESPP, it is not possible to determine the benefits and amounts that would be received by an eligible participant or group of participants in the future.

   During 2001, $229,008 had been contributed to the ESPP and 42,030 shares were issued.

   A summary of the status of the Plan and the 1998 Plan at December 31, 2001, and changes during the years ended December 31, 2001, 2000 and 1999 are presented below:

                                           Shares Underlying Weighted Average
                                                Options       Exercise Price
                                           ----------------- ----------------
   Outstanding at December 31, 1998.......     1,680,800           0.08
      Granted.............................     1,362,819           0.33
      Forfeited...........................       (95,823)          0.08
      Exercised...........................    (1,474,010)          0.12
                                              ----------          -----
   Outstanding at December 31, 1999.......     1,473,786           0.28
      Granted.............................       722,302           7.66
      Forfeited...........................      (354,145)          2.01
      Exercised...........................      (434,593)          0.41
                                              ----------          -----
   Outstanding at December 31, 2000.......     1,407,350          $3.58
      Granted.............................     1,283,133           4.41
      Forfeited...........................      (286,149)          6.37
      Exercised...........................      (249,949)          0.89
                                              ----------          -----
   Outstanding at December 31, 2001.......     2,154,385          $4.02
                                              ==========          =====

   During 2000 and 1999, the Company issued stock options to certain employees with exercise prices below the deemed fair value of its common stock at the date of grant. In accordance with the requirements of APB No. 25, the Company has recorded deferred compensation and additional paid-in capital for the difference between the exercise price of the stock options and the estimated fair value of the Company's common stock at the date of grant. This deferred compensation is amortized to stock-based compensation expense over the period during which the options or restricted common stock, subject to repurchase, vest using the straight-line method, which is generally four years. The Company recognized $0, $1,279,976 and $3,364,942 of deferred compensation in 2001, 2000 and 1999, respectively. The Company recognized $1,002,818, $1,294,334 and $199,512 in deferred compensation expense during the years ended December 31, 2001, 2000 and 1999, respectively, related to the amortization of deferred compensation.

   The weighted average grant date fair value was $3.80 per share and $10.30 per share for the years ended December 31, 2001 and 2000, respectively. During the years ended December 31, 2001 and 2000, the Company repurchased 92,068 and 7,442 shares, respectively, of restricted stock which were subject to repurchase rights. At December 31, 2001 and 2000, the Company had 307,649 and 848,114 shares of common stock outstanding which were subject to the Company's lapsing right of repurchase in the event the holder's association with the Company terminates. These shares are the result of the exercise of unvested stock options by employees. The shares, which relate to the exercise of unvested stock options, generally vest over the four-year vesting period of the underlying exercised stock options.

   In addition, in February 2000, the Company granted 12,000 options with an exercise price of $5.00 per share to members of its Scientific Advisory Board. The Company recorded a charge of approximately $72,000 at the date of the grant, which represents the fair value of these options determined through use of the Black-Scholes model.

   The following table summarizes information about the Company's stock options at December 31, 2000:

                    Options Outstanding                         Options Exercisable
------------------------------------------------------------ --------------------------
                                 Weighted        Weighted    Exercisable    Weighted
Range of Exercise   Number        Average        Average        As of       Average
     Prices       Outstanding Contracted Life Exercise Price 12/31/2001  Exercise Price
----------------- ----------- --------------- -------------- ----------- --------------
 $ 0.00--$ 2.39     572,500         7.2           $ 0.31       572,500      $ 0.3077
   2.40--  4.78     847,511         6.2             3.95       203,334      $ 3.9610
   4.79--  7.16     540,048         7.4             5.59       255,568      $ 5.5777
   7.17--  9.55      39,938         6.6             7.70         1,754      $ 9.1860
   9.56-- 11.94     102,189         6.3             9.95        38,280      $ 9.9637
  11.95-- 14.33      13,337         6.4            12.83         1,057      $13.7973
  14.34-- 16.72      20,846         1.2            15.28        18,549      $15.2595
  16.73-- 19.10      15,053         5.9            17.04         3,917      $17.0680
  19.11-- 21.49       2,272         5.7            20.08           568      $20.0772
  21.50-- 23.88         691         5.7            23.46           172      $23.4551

   The Company continues to apply APB No. 25 and related interpretations in accounting for the Plan and the 1998 Plan. Had compensation costs for the two plans been determined based on the fair value at the grant date for awards under the plans, consistent with the methods of SFAS No. 123, the Company's net loss and net loss per share (basic and diluted) for the years ended December 31, 2001, 2000 and 1999, would have been increased to the pro forma amounts indicated below:

                                                          Net Loss Attributable to   Pro Forma Net Loss
                                                            Common Stockholders    Attributable to Common
                              As Reported    Pro Forma     Per Share As Reported   Stockholders Per Share
                              ------------  ------------  ------------------------ ----------------------
2001 net loss attributable to
  common stockholders........ $(16,047,574) $(19,147,462)          $(0.59)                 $(0.70)
                              ============  ============           ======                  ======
2000 net loss attributable to
  common stockholders........ $(29,723,920) $(32,298,655)          $(1.61)                 $(1.75)
                              ============  ============           ======                  ======
1999 net loss attributable to
  common stockholders........ $(10,619,860) $(11,288,414)          $(2.51)                 $(2.66)
                              ============  ============           ======                  ======

   The per share weighted average fair value of stock options granted during fiscal 2001, 2000 and 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2001, 2000 and 1999: expected dividend yield of 0%; risk free interest rates of 4.74% in 2001, 4.47% in 2000 and 6.1% in 1999; expected option lives of approximately six years in 2001, six years in 2000 and five years in 1999; and a volatility factors of 106% in 2001, 110% in 2000 and 0% in 1999.

   In January 2000, in connection with an amendment of the July 1999 operating lease agreement for a new facility, the Company issued 60,000 warrants to purchase the Company's common stock with an exercise price of $5.00 per share. These warrants have an exercise period of 10 years. The fair value of these warrants at the date of grant was determined using the Black-Scholes option-pricing model to be $361,138. This amount has been deferred and is being recognized as an increase to rent expense over the term of the related lease.

   In July 1999, the Company entered into a senior debt agreement. In connection with the agreement the Company issued 116,279 warrants to purchase the Company's common stock with an exercise price of $2.15 per share which will expire in July 2009. Also in July 1999, the Company entered into an operating lease agreement for a new facility being constructed. In connection with the agreement, the Company issued 150,000 warrants to purchase the Company's common stock with an exercise price of $3.00 per share, which will expire in July 2009. The fair value of both the 116,279 and 150,000 warrants, as determined using the Black-Scholes model in accordance with SFAS No. 123, was de minimus.

   The activity for stock warrants is presented in the following table:

                                                       Year Ended December 31,
                         -----------------------------------------------------------------------------------
                                    2001                        2000                        1999
                         --------------------------- --------------------------- ---------------------------
                           Shares   Weighted Average   Shares   Weighted Average   Shares   Weighted Average
                         Underlying  Exercise Price  Underlying  Exercise Price  Underlying  Exercise Price
                          Warrants     Per Share      Warrants     Per Share      Warrants     Per Share
                         ---------- ---------------- ---------- ---------------- ---------- ----------------
Outstanding at beginning
  of year...............  763,779        $1.77        703,779        $1.49        437,500        $0.80
Issued..................       --           --         60,000         5.00        266,279         2.63
Exercised...............  460,000         0.48             --           --             --           --
                          -------        -----        -------        -----        -------        -----
Outstanding at end of
  year..................  303,779         0.76        763,779         1.77        703,779         1.49
                          =======        =====        =======        =====        =======        =====
Exercisable at end of
  year..................  303,779        $0.76        763,779        $1.77        703,779        $1.49
                          =======        =====        =======        =====        =======        =====

13.  Commitments

   The Company leases software under a noncancellable capital lease and leases office space and certain equipment under operating leases. Future minimum lease payments required under the leases at December 31, 2001 are as follows:

                                                      Capital    Operating
                                                      Leases      Leases
                                                     ---------  -----------
     2002........................................... $ 357,847  $ 1,658,157
     2003...........................................   240,000    1,687,972
     2004...........................................   180,000    1,757,421
     2005...........................................        --    1,937,323
     2006...........................................        --    1,883,934
     Thereafter.....................................        --    7,948,370
                                                     ---------  -----------
        Total minimum lease payments................   777,847  $16,873,177
                                                                ===========
     Less: amount representing interest.............  (102,885)
                                                     ---------
        Present value of net minimum lease payments.   674,962
     Less: current portion..........................  (296,259)
                                                     ---------
        Long-term portion capital lease obligations. $ 378,703
                                                     =========

   Rent expense under operating leases totaled $2,517,027, $1,242,994 and $604,418 for the years ended December 31, 2001, 2000 and 1999, respectively.

   In March 1998, the Company entered into an agreement with a consultant to identify commercial partnership opportunities for the Company. The consultant receives a monthly fee for its services plus a success fee based on the amount of funding received by the Company under commercial partnerships entered into during the term of this consulting agreement. This consulting agreement can be cancelled sixty days after written notification. Based on the amount of funds received by the Company from its commercial partnerships through December 31, 2001, the Company has paid this consultant success fees of approximately $590,170. If the Company receives the maximum amount of funding under its existing commercial partnerships, approximately an additional $1.6 million in success fees will be required to be paid to this consultant.

14.  401(K) Plan

   The Company provides a 401(k) Retirement Savings Plan to its U.S. employees. The Company matches 25% of an employee's savings up to 6% of pay, and these contributions vest ratably over a four-year period. Company matching contributions for all employees for each of the three years ended December 31, 2001, 2000 and 1999 were $137,781, $93,324 and $10,709 respectively.

15.  Quarterly Financial Data (Unaudited):

                                                                 2001
                                             --------------------------------------------
                                              First   Second    Third   Fourth    Total
                                             -------  -------  -------  -------  --------
                                               (in thousands, except per share amounts)
Net revenues................................ $ 5,451  $ 6,058  $ 6,251  $ 6,707  $ 24,467
Loss from operations........................  (4,164)  (4,431)  (3,926)  (3,592)  (16,113)
Net loss....................................  (4,010)  (4,298)  (4,057)  (3,683)  (16,048)
Net loss attributable to common stockholders  (4,010)  (4,298)  (4,057)  (3,683)  (16,048)
Net loss per share attributable to common
  stockholders--basic and diluted........... $ (0.15) $ (0.16) $ (0.15) $ (0.12) $  (0.59)

                                                                       2000
                                                  ---------------------------------------------
                                                   First    Second    Third   Fourth    Total
                                                  --------  -------  -------  -------  --------
                                                     (in thousands, except per share amounts)
Net revenues..................................... $    593  $ 1,696  $ 3,536  $ 4,512  $ 10,337
Loss from operations.............................   (4,793)  (5,136)  (4,254)  (4,556)  (18,739)
Net loss.........................................   (4,776)  (4,774)  (3,992)  (4,182)  (17,724)
Beneficial conversion of Series C Preferred Stock  (12,000)      --       --       --   (12,000)
Net loss attributable to common stockholders.....  (16,776)  (4,774)  (3,992)  (4,182)  (29,724)
Net loss per share attributable to common
  stockholders--basic and diluted................ $  (3.11) $ (0.29) $ (0.16) $ (0.16) $  (1.61)

                                 EXHIBIT INDEX

Exhibit
Number                                       Description
------                                       -----------

 10.22  Asset Purchase Agreement, dated as of December 3, 2001, between the Registrant and PE
          Corporation (NY), acting through its Celera Genomics Group

 10.23  Stock Purchase Agreement, dated as of December 3, 2001, between the Registrant and PE
          Corporation (NY), acting through its Celera Genomics Group

 10.24  Registration Rights Agreement, dated December 20, 2001, between the Registrant and PE
          Corporation (NY), acting through its Celera Genomics Group

  23.1  Consent of PricewaterhouseCoopers LLP

  23.2  Consent of PricewaterhouseCoopers LLP