Form 10-Q
period 2002-03-31
PARADIGM GENETICS INC
filed 2002-05-15
CIK 1057217

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

    [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934 For the quarterly period ended: March 31, 2002.

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

                      Yes    [X]   No   [_]

Indicate the number of shares outstanding of each of the Issuer's classes of Common Stock, as of the latest practicable date.

Title of each class
Common stock $.01 par value
Shares outstanding on May 1, 2002 .......................  31,900,716

                             PARADIGM GENETICS, INC.

                                      INDEX

                                                                                             Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets - March 31, 2002(unaudited) and
            December 31, 2001 ............................................................      3

         Condensed Statements of Operations - Three months ended March 31, 2002
         and 2001 (unaudited) ............................................................      4

         Condensed Statements of Cash Flows - Three months ended March 31, 2002
         and 2001 (unaudited) ............................................................      5

         Notes to Condensed Financial Statements (unaudited) .............................      6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...........................................................      11

Item 3   Quantitative and Qualitative Disclosures About Market Risk ......................      15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................................      16

Item 2.  Changes in Securities and Use of Proceeds .......................................      16

Item 3.  Defaults Upon Senior Securities .................................................      16

Item 4.  Submission of Matters to a Vote of Security Holders .............................      16

Item 5   Other Information - Risk Factors ................................................      17

Item 6.  Exhibits and Reports on Form 8-K ................................................      21

Signature ................................................................................      22

Exhibit Index ............................................................................      23

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             PARADIGM GENETICS, INC.
                            CONDENSED BALANCE SHEETS

                                                                                             March 31,       December 31,
                                                                                               2002              2001
                                                                                           -------------    -------------
                                                                                            (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents ...........................................................   $   3,151,595    $   6,151,521
   Short-term investments ..............................................................       5,160,000        4,584,000
   Accounts receivable .................................................................       6,428,857        5,663,337
   Interest receivable .................................................................         388,699          590,042
   Prepaid expenses ....................................................................       2,014,764        2,243,905
                                                                                           -------------    -------------
     Total current assets ..............................................................      17,143,915       19,232,805
Restricted cash ........................................................................       1,474,870        1,474,870
Property and equipment, net ............................................................      26,716,706       27,854,068
Long-term investments ..................................................................      24,103,713       32,256,050
Long-term receivable ...................................................................       1,696,692        1,539,313
Goodwill and intangible assets .........................................................       1,772,286        1,834,786
Other assets, net ......................................................................         865,428          895,117
                                                                                           -------------    -------------
     Total assets ......................................................................   $  73,773,610    $  85,087,009
                                                                                           =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ....................................................................   $     697,365    $   2,414,125
   Accrued liabilities .................................................................       1,372,018        1,333,272
   Deferred revenue ....................................................................      12,188,318       13,349,810
   Long-term debt--current portion .....................................................       4,661,901        6,762,473
   Capital lease obligation--current portion ...........................................         272,376          296,259
   Other current liabilities ...........................................................          16,886            8,712
                                                                                           -------------    -------------
     Total current liabilities .........................................................      19,208,864       24,164,651
Long-term debt, less current portion ...................................................       6,244,712        7,299,692
Capital lease obligation, less current portion .........................................         329,073          378,703
                                                                                           -------------    -------------
     Total liabilities .................................................................      25,782,649       31,843,046
                                                                                           -------------    -------------

Commitments

Stockholders' equity:
     Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized, none
     issued or outstanding .............................................................              --               --
     Common stock, $0.01 par value; 50,000,000 shares authorized; 31,899,077 and
     31,936,188 shares issued and outstanding as of March 31, 2002 and December 31,
     2001, respectively ................................................................         318,991          319,362
Additional paid-in capital .............................................................     103,217,845      103,387,223
Deferred compensation ..................................................................      (1,130,357)      (1,584,201)
Accumulated deficit ....................................................................     (54,151,320)     (48,934,177)
Accumulated other comprehensive (loss) income ..........................................        (264,198)          55,756
                                                                                           -------------    -------------
     Total stockholders' equity ........................................................      47,990,961       53,243,963
                                                                                           -------------    -------------
     Total liabilities and stockholders' equity ........................................   $  73,773,610    $  85,087,009
                                                                                           =============    =============

    The accompanying notes are an integral part of these condensed financial statements.

                             PARADIGM GENETICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                              Three Months Ended
                                                                                   March 31
                                                                            2002              2001
                                                                        -----------------------------
Revenues:
         Commercial partnerships                                        $  5,869,586     $  5,385,805
         Grant revenues                                                            -           64,863
                                                                        -----------------------------
                  Total revenues                                           5,869,586        5,450,668
                                                                        -----------------------------
Operating expenses:
         Research and development (includes $105,007 and
         $188,252 of stock-based compensation expense for the
         three months ended March 31, 2002 and March 31,
         2001, respectively)                                               8,085,163        6,395,358

         Selling, general and administrative (includes $158,813
         and $148,472 of stock-based compensation expense for
         the three months ended March 31, 2002 and March 31,
         2001, respectively)                                               2,945,302        3,219,605
                                                                        -----------------------------

                  Total operating expenses                                11,030,465        9,614,963
                                                                        -----------------------------

Loss from operations                                                      (5,160,879)      (4,164,295)
                                                                        -----------------------------

Other income (expense):
         Interest income                                                     421,519          631,851
         Interest expense                                                   (477,783)        (477,359)
                                                                        -----------------------------
                  Other income (expense), net                                (56,264)         154,492
                                                                        -----------------------------

Net loss                                                                $ (5,217,143)    $ (4,009,803)
                                                                        =============================

Net loss per share basic and diluted                                    $      (0.16)    $      (0.15)

Weighted average common shares outstanding - basic and diluted            31,938,080       26,097,515

    The accompanying notes are an integral part of these condensed financial statements.

                             PARADIGM GENETICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Three Months Ended March 31,
                                                                                                  2002          2001
                                                                                             ------------------------------
Cash flows from operating activities:
         Net loss                                                                            $ (5,217,143)   $ (4,009,803)
         Adjustments to reconcile net loss to net cash used in operating activities:
                  Depreciation and amortization                                                 1,555,144       1,212,894
                  Stock-based compensation                                                        263,820         336,724
                  Changes in operating assets and liabilities:
                           Accounts and long-term receivables                                    (922,899)         76,417
                           Interest receivable                                                    201,343          44,028
                           Prepaid expenses and other assets                                      677,311         104,249
                           Accounts payable                                                    (1,716,760)       (801,667)
                           Restricted cash                                                                       (843,583)
                           Accrued and other current liabilities                                   46,920        (762,399)
                           Deferred revenue                                                    (1,161,492)       (668,330)
                                                                                             ------------------------------


                           Net cash used in operating activities                               (6,273,756)     (5,311,470)
                                                                                             ------------------------------

Cash flows from investing activities:
         Purchase of property and equipment                                                      (355,282)     (2,821,044)
         Purchase of investments                                                               (6,010,182)    (13,437,066)
         Maturities of investments                                                             13,266,565      24,301,083
                                                                                             ------------------------------

                           Net cash provided by investing activities                            6,901,101       8,042,973
                                                                                             ------------------------------

Cash flows from financing activities:
         Repayments of notes payable                                                           (3,549,022)       (983,754)
         Repayments of capital lease obligations                                                  (98,524)        (35,617)
         Common stock issuance costs                                                              (28,000)             --
         Proceeds from exercise of stock options                                                   93,712         151,208
         Purchase of restricted stock                                                             (45,437)         (3,716)
                                                                                             ------------------------------

                           Net cash used in financing activities                               (3,627,271)       (871,879)
                                                                                             ------------------------------

Net (decrease) increase in cash and cash equivalents                                           (2,999,926)      1,859,624
Cash and cash equivalents, beginning of period                                                  6,151,521       2,146,904
                                                                                             ------------------------------
Cash and cash equivalents, end of period                                                     $  3,151,595    $  4,006,528
                                                                                             ==============================

    The accompanying notes are an integral part of these condensed financial statements.

                            Paradigm Genetics, Inc.
                    Notes to Condensed Financial Statements
                                  (Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Paradigm Genetics, Inc. (the "Company" or "Paradigm") was organized on September 9, 1997, and is an integrated life sciences company developing novel technologies to speed the discovery of new products for the advancement of human health and agriculture. The Company has developed an industrialized, high-throughput platform, known as the GeneFunction Factory(TM), capable of rapidly determining the function of genes in plants and fungi. The Company determines gene function through an assembly-line process that generates information that it believes will enable it to develop novel products with commercial partners or on its own. As part of its integrated discovery approach, the Company has developed a proprietary biochemical profiling platform designed to allow it to characterize essentially all of the small molecules or metabolites in cells, tissues and fluids of any organism. The technology surrounding this process is known as metabolomics. Although this technology has been a part of the Company's GeneFunction Factory(TM) since 1999, in 2001, the Company began adapting this technology for use with human cells, tissues and fluids. Paradigm plans to use this platform, called MetaVantage(TM), to improve drug discovery and development by significantly improving the validation process of new targets and the selection of new lead compounds. Human metabolomics is the global analysis of all classes of biochemicals, also known as the metabolome, in a human being. MetaVantage(TM) elucidates the biochemical profile of a cell, tissue, or fluid, and integrates this information with data from other genomics analyses using a proprietary comprehensive informatics system. The Company stores and integrates data from its GeneFunction Factory(TM) and MetaVantage(TM) systems in a sophisticated data integration and analysis system called FunctionFinder(TM). Additionally, the Company is in the process of creating a data integration and visualization system for its MetaVantage(TM) platform called MetaTrace(TM). The Company uses FunctionFinder(TM) to infer the function of genes in its plant and fungal model systems and it uses MetaVantage(TM) to understand the relationship between biochemical profiles, biochemical pathways and target genes in human beings. Based on the information generated through its proprietary systems, the Company established major commercial partnerships in the areas of agriculture and nutrition in 1998 and 1999. Additionally, in 2001, the Company announced plans to build a pharmaceutical drug discovery and development platform, based around its expertise in metabolomics.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any future period. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

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

                             Paradigm Genetics, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Restricted Cash

Restricted cash comprises security deposits relating to the Company's facilities.

Investments

The Company considers all investments in debt and equity securities purchased with a maturity of between three months and one year from the balance sheet date to be short-term investments. All investments are considered as available for sale and are carried at fair value. Unrealized gains and losses, net, on investments are recognized as a component of other comprehensive income. At March 31, 2002, the Company had recorded $264,198 in unrealized losses on investments. At December 31, 2001, the Company had recorded $55,756 in unrealized gains on investments. Realized gains on sales of investments are determined using the specific identification method.

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

Intangible Assets

Intangible assets consist of goodwill and other identifiable assets acquired in a business combination accounted for by the purchase method. Costs allocated to identifiable intangible assets are amortized over the remaining estimated useful lives of the assets. The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired has been recorded as goodwill. The Company evaluates goodwill for impairment at the reporting unit level on at least an annual basis in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets."

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, short-term investments and accounts payable at March 31, 2002 and December 31, 2001, approximated their fair value due to the short term nature of these items. Capital lease obligation and long-term debt at March 31, 2002 and December 31, 2001 approximated their fair value based on the Company's effective borrowing rate.

                             Paradigm Genetics, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)
Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets when circumstances indicate that an event of impairment may have occurred in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets " ("SFAS No. 144"). SFAS No. 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets or the business to which such assets relate. Impairment is measured based on the difference between the carrying value of the related assets or businesses and the discounted future cash flows of such assets or businesses. No impairment loss was required to be recognized during the three months ended March 31, 2002 or the year ended December 31, 2001.

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

Research and Development

Research and development costs include personnel costs, costs of supplies, facility costs, license fees, consulting fees, the recognition of deferred compensation and depreciation of laboratory equipment. These costs were incurred by the Company to develop its proprietary GeneFunction Factory(TM) and MetaVantage(TM) platforms, perform required services under commercial partnerships and government grants and perform research and development on internal projects. Research and development costs are expensed as incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") which states that no compensation expense is recorded

                            Paradigm Genetics, Inc.
                    Notes to Condensed Financial Statements
                                  (Unaudited)

for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company's common stock at the grant date, the difference between the fair value of the Company's common stock and the exercise price is recorded as deferred compensation. The Company reversed $256,323 and $203,409 of deferred compensation related to the forfeiture of unvested options during the three months ended March 31, 2002 and 2001, respectively. The Company did not recognize any additional deferred compensation for the three months ended March 31, 2002 and 2001. Deferred compensation is amortized to compensation expense over the vesting period of the related stock option. The Company recognized $197,522 and $259,974 in non-cash compensation expense related to amortization of deferred compensation during the three months ended March 31, 2002 and 2001, respectively. The Company has adopted the disclosure requirements Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") as it relates to stock options granted to employees, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of grant. Stock options or warrants granted to non-employees for services are accounted for in accordance with SFAS No. 123, which requires that these options and warrants be valued using the Black-Scholes model and the resulting charge is recognized as the related services are performed. The Company recognized $66,298 for the three months ended March 31, 2002 for stock options issued to consultants and the acceleration of certain options. The Company recognized $76,750 for the three months ended March 31, 2001 for stock options issued to consultants.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of cash, investments, and accounts receivables. The Company primarily places its cash, short-term and long-term investments with high-credit quality financial institutions which invest primarily in U.S. Government securities, commercial paper of prime quality and certificates of deposit guaranteed by banks which are members of the FDIC. Cash deposits are all in financial institutions in the United States. The Company performs ongoing credit evaluations to reduce credit risk and requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation.

Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income" established standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's total comprehensive loss for the three-month periods ended March 31, 2002 and March 31, 2001 was $5,537,097 and $3,940,101, respectively. The Company's other comprehensive loss consisted of unrealized losses on investments of $319,954 for the three-month period ended March 31, 2002 and unrealized gains on investments of $69,702 for the three months ended March 31, 2001. The Company had no other items of other comprehensive gains or losses during the three months ended March 31, 2002 and 2001.

Net Income (Loss) Per Common Share

The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB No. 98"). Under the provisions of SFAS 128 and SAB No. 98, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and shares issuable.

                            Paradigm Genetics, Inc.
                    Notes to Condensed Financial Statements
                                  (Unaudited)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive for the periods indicated:

                                                          Three Months Ended
                                                              March 31,
                                                         2002          2001
                                                     -------------------------
Options to purchase common stock .................     2,260,720     1,980,957
Warrants .........................................       303,779       303,779

Segment Reporting

Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS No. 131") requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company has determined that it operates in only one segment as of March 31, 2002 and 2001.

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

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", or SFAS No. 141, and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or SFAS No. 142. The Company adopted SFAS No. 141 as of July 1, 2001, which requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. The Company adopted SFAS No. 142 as of January 1, 2002, as required. In addition, the Company also adopted the required provisions of SFAS No. 142 for goodwill and intangible assets acquired after June 30, 2001. As required by SFAS No. 142, and effective January 1, 2002, the Company no longer records the amortization of goodwill in the financial statements. Rather, the Company will analyze goodwill for impairment on an annual basis. As of March 31, 2002, the Company had not yet completed a transitional impairement test. The Company intends to complete a trasitional impairement test by June 30, 2002.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", or SFAS No. 144, which supersedes SFAS No. 121 and portions of APB Opinion No. 30. SFAS No. 144 provides guidance on the recognition and impairment of long-lived assets to be held and used and for long-lived assets to be disposed. The Company adopted SFAS No. 144 as of January 1, 2002, as required. The adoption did not have a material impact on the Company's financial statements.

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

Overview

We are an integrated life sciences company developing novel technologies designed to speed the discovery of new products for the advancement of human health and agriculture. In human health, we are developing a proprietary human metabolomics platform called MetaVantage(TM) which we believe will significantly enhance the development of drug targets, lead compounds and predictive medicines. Human metabolomics is the global analysis of all classes of biochemicals, also known as the metabolome, in a human being. We are currently in the process of developing a reference library of stable metabolites identified in human cells, tissues and fluids. We plan to use this database in conjunction with our MetaVantage(TM) discovery platform to assist pharmaceutical and biotechnology companies to prioritize drug targets and lead drug candidates, both of which are bottlenecks in the drug discovery process, and to build an integrated drug discovery platform of our own. In agriculture, we have developed an industrialized platform for determining the definitive function of plant and microbial genes that we believe will enable us and our commercial partners to develop novel products in the areas of crop production and nutrition. This industrialized, high-throughput platform is known as the GeneFunction Factory(TM) and is capable of determining the function of over a hundred plant and microbial genes per week.

Our GeneFunction Factory(TM)and MetaVantage(TM)systems generate many terabytes of data. In order to analyze these data we have developed a sophisticated data integration and analysis system called FunctionFinder(TM), and we are developing a data integration and visualization system called MetaTrace(TM). We use FunctionFinder(TM) to infer the function of plant and microbial genes and we intend to use MetaTrace(TM), when it is completed, to understand the relationship between biochemical profiles, biochemical pathways and target genes in human beings.

We currently have commercial partnerships with Bayer AG ("Bayer") in the area of crop production, with The Monsanto Company ("Monsanto") in the areas of crop production and nutrition and with VDDI Pharmaceuticals in the area of infectious diseases. Our commercial partnership with Bayer was signed in September 1998 and was extended in June 2001. Under the terms of the agreement, the companies will collaborate on herbicide discovery for an additional five years through September 2006. This includes three years of committed funding through September 2004, plus a two-year option through September 2006. The commercial partnership with Monsanto was signed in November 1999 and began contributing revenues in the second quarter of fiscal year 2000. During September 2001, we announced that Monsanto had amended the commercial partnership agreement by eliminating its option to terminate the agreement without cause in exchange for broader commercialization rights. This amendment commits Monsanto to a total partnership term of six years with committed funding through January 2005, plus options to extend the scope of work in time and volume. Our commercial partnership with VDDI Pharmaceuticals was signed in February 2001, for the development of antibiotics for the treatment of gram-positive bacterial infections. Under the agreement, we will use our proprietary MetaVantage(TM) metabolomics technology platform to prioritize lead compounds targeting the essential bacterial enzyme nicotinamide adenine dinucleotide synthetase for further preclinical development. We also generated revenues for the three months ended March 31, 2001 from a grant from the U.S. Department of Energy. This grant ended in June 2001.

We have invested heavily in developing our MetaVantage(TM), GeneFunction Factory(TM), MetaTrace(TM) and FunctionFinder(TM) systems. We occupy office and laboratory space totaling approximately 125,000 square feet. Our total number of full time employees increased to 255 employees at March 31, 2002 from 212 employees at March 31, 2001. Of our total number of employees on March 31, 2002, 85% were engaged in research and development activities. Our research and development efforts consisted of work performed under our commercial partnerships and work advancing our own core technologies and programs.

We have incurred significant losses since our inception. As of March 31, 2002, our accumulated deficit was approximately $54.2 million and total stockholders' equity was approximately $48.0 million. Our net loss increased to approximately $5.2 million during the three months ended March 31, 2002 compared to approximately $4.0 million during the three months ended March 31, 2001. The reason for the increase in our net loss was primarily due to increased investments in our human metabolomics and informatics platforms, increased spending related to our Paragen genotyping business and increased business development expenses. Operating expenses including non-cash compensation charges increased to approximately $11.0 million during the three months ended March 31, 2002, from approximately $9.6 million during the three months ended March 31, 2001. We expect to incur additional operating losses for the foreseeable future as we continue to develop our MetaVantage(TM) platform, advance our internal research and development programs, establish the infrastructure necessary to support our business and increase our marketing activities.

Results of Operations

Three Months Ended March 31, 2002 and March 31, 2001.

Revenues. Revenues are comprised of amounts recognized under our commercial partnerships, revenues from our Paragen unit and a grant from the U.S. Department of Energy. Total revenues increased 8% to approximately $5.9 million for the three months ended March 31, 2002 compared to approximately $5.5 million for the three months ended March 31, 2001. This increase was primarily the result of higher throughput in our GeneFunction Factory(TM) reflecting increased work on our Monsanto commercial partnership.

Revenues relating to our Monsanto partnership increased 45% to approximately $3.7 million for the three months ended March 31, 2002 compared to approximately $2.6 million for the three months ended March 31, 2001. Revenues relating to our Bayer partnership decreased 32% to approximately $1.9 million for the three months ended March 31, 2002 compared to approximately $2.8 million for the three months ended March 31, 2001. Revenues relating to our Paragen unit, which we acquired in December 2001, increased to approximately $227,000 for the three months ended March 31, 2002 compared to $0 for the three months ended March 31, 2001.

Grant revenues decreased 100% to $0 for the three months ended March 31, 2002 compared to approximately $65,000 for the three months ended March 31, 2001. In June 2001, our grant from the U.S. Department of Energy ended and no longer contributes to our revenue.

Research and Development Expenses. Research and development expenses consist primarily of personnel costs, costs of supplies, facility costs, license fees, consulting fees, the recognition of deferred compensation and depreciation of laboratory equipment. Research and development expenses increased 26% to approximately $8.1 million for the three months ended March 31, 2002 compared to approximately $6.4 million for the three months ended March 31, 2001. This increase was primarily due to the addition of our Paragen unit, continued investment in our MetaVantage(TM) platform, an increase in the number of research and development staff, increased laboratory supply usage, higher facilities costs, additional license fees, amortization of deferred compensation and depreciation of additional laboratory equipment. In April 2002, we announced that we had completed an internal restructuring to better focus our resources on our core business opportunities. As a result of this restructuring, we expect that our research and development expenses will be lower in the second half of 2002 than they will be in the first half of 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of personnel costs, including the recognition of deferred compensation expense, professional expenses, such as legal and accounting fees, facilities costs, business development costs and depreciation. Selling, general and administrative expenses decreased 9% to approximately $2.9 million for the three months ended March 31, 2002 compared to approximately $3.2 million for the three months ended March 31, 2001. This decrease was related to the reduction in our overall administrative costs, particularly in the areas of operations and human resources. As a result of the restructuring that we announced in April 2002, we expect that our general and administrative expenses will be lower in the second half of 2002 than they will be in the first half of 2002.

Other Income (Expense), Net. Other income (expense), net represents interest earned on our cash and cash equivalents, short-term investments and long-term investments offset by interest expense on long-term debt and capital leases. Other income (expense), net decreased 136% to an expense of approximately $56,000 for the three months ended March 31, 2002 compared to an income of approximately $154,000 for the three months ended March 31, 2001. This decrease was attributable to the reduction in interest earned on our cash and investment balances. We expect that other income (expense), net will continue to decrease as we use our cash and investment balances to fund our operations and service our debt.

Liquidity and Capital Resources

We have historically financed our operations through the sale of common and preferred stock, debt and capital lease financing, payments received from commercial partnerships and a government grant. From our inception through March 31, 2002, we have raised approximately $26.9 million in net cash proceeds from the sale of preferred stock. On May 10, 2000, we completed an initial public offering in which we sold 6,000,000 shares of common stock at $7.00 per share for net proceeds of approximately $37.6 million, net of underwriting discounts, commissions and other offering costs. On May 31, 2000, the underwriters exercised an over-allotment option to purchase an additional 750,000 shares resulting in net proceeds of approximately $4.9 million. On October 23, 2001, we closed a direct offering in which we sold 5,097,727 shares of common stock at $5.50 per share for proceeds of approximately $26.1 million, net of underwriting discounts, commissions and other offering costs.

Annual maturities of long-term debt subsequent to March 31, 2002 are approximately $3.6 million in 2002, approximately $4.1 million in 2003, approximately $2.8 million in 2004 and approximately $404,000 in 2005. In addition, we have several noncancellable operating leases pertaining to office lease space and other equipment. Our minimum lease payments, under these leases, subsequent to March 31, 2002, are approximately $1.4 million in 2002, approximately $1.7 million in 2003, approximately $1.8 million in 2004, approximately $1.9 million in 2005, approximately $1.9 million in 2006, and approximately $7.9 million thereafter.

We had cash, cash equivalents and short-term investments of approximately $8.3 million at March 31, 2002 compared to approximately $10.7 million at December 31, 2001. Our cash, cash equivalents, short-term investments and long-term investments totaled approximately $32.4 million at March 31, 2002 compared to approximately $43.0 million at December 31, 2001. During the three months ended March 31, 2002, we repaid principal of $3.5 million that matured under our long-term debt agreements. We expect that for the remainder of 2002 and 2003 our quarterly cash burn will decrease from the first quarter of 2002 as a result of our lower debt and the completion of our internal restructuring. We believe that our cash and investments balance coupled with cash from our commercial partners will be sufficient to cover our working capital needs at least through 2003. We are exposed to interest rate fluctuations on cash equivalents and short-term and long-term investments. Our cash and cash equivalents, short-term, and long-term investments are invested in financial instruments with interest rates based on financial market conditions.

We had a working capital deficit of approximately $2.1 million at March 31, 2002 compared to a working capital deficit of approximately $4.9 million at December 31, 2001. The decrease in our working capital deficit between March 31, 2002 and December 2001 was primarily due to the repayment of principal under a long-term debt agreement and a reduction in our deferred revenue balance. We consider our long-term investments to be highly liquid. If we include long-term investments in our working capital, we would have had working capital of approximately $22.0 million at March 31, 2002 compared to approximately $27.3 million at December 31, 2001.

Our operating activities used cash of approximately $6.3 million for the three months ended March 31, 2002 compared to approximately $5.3 million used for the three months ended March 31, 2001. Cash used in operating activities for the three months ended March 31, 2002 was primarily related to the funding of our net operating loss, a decrease in accounts payable, a decrease in deferred revenue and an increase in accounts receivable.

Cash provided by investing activities totaled approximately $6.9 million for the three months ended March 31, 2002 compared to approximately $8.0 million provided for the three months ended March 31, 2001. Investing activities consist primarily of net maturities of investments offset by additions to property and equipment. Cash provided by investing activities decreased for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 primarily as a result of a decrease in the net maturities of investments. Capital expenditures totaled approximately $355,000 for the three months ended March 31, 2002 compared to approximately $2.8 million for the three months ended March 31, 2001. Capital expenditures for the three months ended March 31, 2002 consisted primarily of investments in our GeneFunction Factory(TM) and our MetaVantage(TM) platforms, which includes laboratory and data processing equipment and leasehold improvements. We expect to continue to make investments in the purchase of property and equipment to support our operations. A portion of our cash may be used to acquire or invest in complementary businesses, products or technologies, or to obtain the right to use such complementary technologies.

Cash used in financing activities totaled approximately $3.6 million for the three months ended March 31, 2002 compared to approximately $872,000 used for the three months ended March 31, 2001. $3.5 million of the cash used in financing activities for the three months ended March 31, 2002 comprised repayments of principal that matured under our long-term debt agreements.

We expect to continue expanding our operations through internal growth and, possibly, through strategic acquisitions. We expect these activities will be funded from existing cash, cash flow from operations, issuances of our stock, and borrowings under credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations at least through 2003. From time to time, we evaluate potential acquisitions and other growth opportunities, which might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities.

Potential Volatility of Quarterly Operating Results and Stock Price

Our quarterly and annual operating results have fluctuated, and we expect that they will continue to fluctuate in the future. Factors that could cause these fluctuations include:

..  the timing of the initiation, progress or cancellation of commercial partnerships
.. the mix of work performed for our commercial partners in a particular period .. the timing of internal expansion costs, and .. the timing and amount of costs associated with evaluating and integrating acquisitions, if any.

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

FORWARD-LOOKING STATEMENTS

Our forecast of the period of time through which our financial resources will be adequate to support our operations and other statements contained in this report are forward-looking and involve risks and uncertainties. Actual results could vary as a result of a number of factors. We believe that our existing cash and investments and anticipated cash flow from existing commercial partnerships will be sufficient to support our current operating plan at least through 2003. We have based this estimate on assumptions that may prove to be wrong. It is possible that we may seek additional funding within this time frame. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available or, even if available, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results. Our future capital requirements will depend on many factors, including:

..  the number, breadth and progress of our research programs

.. the achievement of the milestones under certain of our existing commercial partnerships

.. our ability to establish additional and maintain current and additional commercial partnerships

.. our commercial partners' success in commercializing products developed under our commercial partnership agreements

.. our success in commercializing products to which we have retained the rights under our commercial partnerships

.. the costs incurred in enforcing and defending our patent claims and other intellectual property rights, and

.. the costs and timing of obtaining regulatory approvals for any of our products.

This report contains other forward-looking statements, including statements regarding: our ability to successfully develop and improve our GeneFunction Factory(TM); FunctionFinder(TM) system, MetaVantage(TM) platform, MetaTrace(TM) system, databases and other technologies; the future prospects of our metabolomic platform; our ability to improve drug discovery and development efforts; our ability to build an integrated drug discovery platform; anticipated activity under our commercial partnerships; our ability to establish intellectual property protection for our gene function information, databases, processes and other technologies; product development and commercialization efforts; our strategy and market opportunities, anticipated increases in our revenues and losses and the reasons therefore, expected reductions in our expenses and cash burn as a result of our April 2002 restructuring and lower debt; the timing of revenues under our commercial partnerships; our ability to meet or exceed our milestone targets and earn royalties under our commercial partnerships; our ability to maintain and to enter into new partnerships and alliances; our intended use of our cash and investments and other financial resources; our research and development and other expenses; and our operational and legal risks.

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

There have been no material changes since December 31, 2001.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

         (a)   Not applicable.

         (b)   Not applicable.

         (c)   Not applicable.

         (d)   Not applicable.


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

We have incurred net losses in each year since our inception and expect these losses to continue. We experienced a net loss of approximately $5.2 million for the three months ended March 31, 2002. As of March 31, 2002, we had an accumulated deficit of approximately $54.2 million. To date, we have derived all of our revenues from two commercial partnerships, our Paragen unit, and a government grant. We expect to derive revenue in the foreseeable future principally from commercial partnerships. However, we expect our revenues from our commercial partnership with Bayer will decrease in 2002. We expect to spend a significant amount of capital to fund research and development and enhance our core technologies, particularly our MetaVantage(TM) platform and MetaTrace(TM) system. As a result, we will need to generate significant additional revenues to become profitable. We cannot predict when, if ever, we will become profitable.

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

We have entered into only three commercial partnerships, with Bayer, Monsanto and VDDI Pharmaceuticals to fund the development of certain new products, including herbicides, plants with improved nutritional and growth characteristics and antibiotics for the treatment of gram-positive bacterial infections. If we are unable to successfully achieve milestones or our commercial partners fail to develop successful products, we will not earn the revenues contemplated under such partnerships. In addition, we may not be able to enter into additional commercial partnerships. We do not control the resources that our commercial partners devote to our projects and our commercial partners may not perform their obligations. Our commercial partnerships are subject to termination rights by the commercial partners. If any of our commercial partners were to terminate its relationship with us, or fail to meet its contractual obligations, it could have a material adverse effect on our revenues and it could have a material adverse effect on our ability to undertake research, to fund related and other programs and to develop, manufacture and market any products that may have resulted from the commercial partnership. Also, we may pursue opportunities in fields that conflict with our commercial partners or in which our commercial partners could become active competitors. In either case, we may not be able to commercialize our products.

If we are unable to attract and retain additional personnel, including a permanent President and Chief Executive officer, or if we lose our key personnel, our operations could be disrupted, and our revenues could decrease.

Our success depends on the continued services and on the performance of our senior management and scientific staff. The loss of the services of any of our senior management or scientific staff could seriously impair our ability to operate and achieve our objectives, which could reduce our revenues. In addition, on February 26, 2002, we terminated our then President and Chief

Executive Officer. Recruiting and retaining a permanent President and Chief Executive Officer as well as qualified scientific personnel to perform future research and development work will be critical to our success.

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

Our business and competitive position will depend in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies and products in the United States and other countries. As of May 1, 2002, we had 144 U.S. patent applications and 21 international patent applications pending covering our technology. We currently hold six issued U. S. patents and no issued patents in other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries.

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

Our operating results historically have fluctuated on a quarterly basis and are likely to continue to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Some of the factors, which could cause our operating results to fluctuate, include:

..    expiration of research contracts with commercial partners, which may not be renewed or replaced;
..    the success rate of our discovery efforts leading to milestones and royalties;
..    the timing and willingness of commercial partners to commercialize our products which would result in royalties; and
..    general and industry specific economic conditions, which may affect our commercial partners' research and development expenditures.

A large portion of our expenses, including expenses for facilities, equipment and personnel are relatively fixed. Accordingly, if revenues decline or do not grow as anticipated due to expiration of commercial partnerships or government research grants, failure to obtain new contracts or other factors, we may not be able to correspondingly reduce our operating expenses. In addition, we plan to significantly increase operating expenses in 2002. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

Our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price would likely decline.

If our stockholders sell substantial amounts of our common stock, the market price of our common stock may fall.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of May 1, 2002, there were 31,900,716 shares of common stock outstanding. All of the (i) 11,847,727 shares sold in our initial public offering and our October 2001 direct offering, (ii) 422,459 shares registered on Form S-3, (iii) outstanding shares that were registered on one of our registration statements on Form S-8, and (iv) shares that have been sold pursuant to Rule 144 or Rule 701 are freely transferable without restriction or further registration under the Securities Act, except for shares purchased by our "affiliates," as defined in Rule 144 of the Securities Act. The remaining shares of common stock outstanding are "restricted securities" as defined in Rule 144. Holders of these shares may sell them in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

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

The anti-takeover provisions of Delaware law could make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to stockholders. We will be subject to the provisions of Section 203 of the General Corporation Law of Delaware. Section 203 will prohibit us from engaging in certain business combinations, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent someone from acquiring or merging with us. In addition, our restated certificate of incorporation and amended and restated by-laws contain certain provisions that may make a third party acquisition of us difficult, including:

..    a classified board of directors, with three classes of directors each serving a staggered three-year term;
..    the ability of the board of directors to issue preferred stock; and
..    the inability of our stockholders to call a special meeting or act by written consent.

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

         (b)   Reports on Form 8-K

On February 27, 2002, the Company filed a Report on Form 8-K in conjunction with the termination of its President and Chief Executive Officer.

On March 5, 2002, the Company filed a Report on Form 8-K in conjunction with the release of its financial results for the fourth quarter and year ended December 31, 2001.

PARADIGM GENETICS, INC.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      PARADIGM GENETICS, INC.


DATE: May 15, 2002  SIGNATURE: /s/ Ian A.W. Howes

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