Form 10-Q
period 2002-06-30
PARADIGM GENETICS INC
filed 2002-08-14
CIK 1057217

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

  [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: June 30, 2002.

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

Title of each class
Common stock $.01 par value
Shares outstanding on July 31, 2002..............................32,001,595

                             PARADIGM GENETICS, INC.

                                      INDEX

                                                                                 Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets - June 30, 2002(unaudited) and
         December 31, 2001 .....................................................    3

         Condensed Statements of Operations - Three and six months ended
         June 30, 2002 and 2001 (unaudited) ....................................    4

         Condensed Statements of Cash Flows - Six months ended
         June 30, 2002 and 2001 (unaudited) ....................................    5

         Notes to Condensed Financial Statements (unaudited) ...................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .................................................   13

Item 3   Quantitative and Qualitative Disclosures About Market Risk ............   18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .....................................................   19

Item 2.  Changes in Securities and Use of Proceeds .............................   19

Item 3.  Defaults Upon Senior Securities .......................................   19

Item 4.  Submission of Matters to a Vote of Security Holders ...................   19

Item 5   Other Information - Risk Factors ......................................   20

Item 6.  Exhibits and Reports on Form 8-K ......................................   24

Signature ......................................................................   25

Exhibit Index ..................................................................   26

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                             PARADIGM GENETICS, INC.
                            CONDENSED BALANCE SHEETS

                                                                                            June 30,           December 31,
                                                                                              2002                 2001
                                                                                          -------------       -------------
                                                                                           (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents .........................................................     $   4,431,791       $   6,151,521
  Short-term investments ............................................................         5,141,590           4,584,000
  Accounts receivable ...............................................................         7,240,355           5,663,337
  Interest receivable ...............................................................           355,031             590,042
  Prepaid expenses ..................................................................         2,330,621           2,243,905
                                                                                          -------------       -------------
    Total current assets ............................................................        19,499,388          19,232,805
Restricted cash .....................................................................         1,404,543           1,474,870
Property and equipment, net .........................................................        25,659,537          27,854,068
Long-term investments ...............................................................        18,429,505          32,256,050
Long-term receivable ................................................................         1,494,140           1,539,313
Goodwill and intangible assets ......................................................         1,709,786           1,834,786
Other assets, net ...................................................................           866,151             895,117
                                                                                          -------------       -------------
    Total assets ....................................................................     $  69,063,050       $  85,087,009
                                                                                          =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..................................................................     $   2,325,856       $   2,414,125
  Accrued liabilities ...............................................................         1,857,341           1,333,272
  Deferred revenue ..................................................................        10,981,911          13,349,810
  Long-term debt--current portion ...................................................         4,483,812           6,762,473
  Capital lease obligation--current portion .........................................           247,632             296,259
  Other current liabilities .........................................................             9,631               8,712
                                                                                          -------------       -------------
    Total current liabilities .......................................................        19,906,183          24,164,651
Long-term debt, less current portion ................................................         5,229,692           7,299,692
Capital lease obligation, less current portion ......................................           278,093             378,703
                                                                                          -------------       -------------
    Total liabilities ...............................................................        25,413,968          31,843,046
                                                                                          -------------       -------------

Commitments

Stockholders' equity:
    Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized, none
    issued or outstanding ...........................................................                --                  --
    Common stock, $0.01 par value; 50,000,000 shares authorized; 32,001,595 and
    31,936,188 shares issued and outstanding as of June 30, 2002 and December 31,
    2001, respectively ..............................................................           320,016             319,362
Additional paid-in capital ..........................................................       103,088,308         103,387,223
Deferred compensation ...............................................................          (785,113)         (1,584,201)
Accumulated deficit .................................................................       (59,159,152)        (48,934,177)
Accumulated other comprehensive income ..............................................           185,023              55,756
                                                                                          -------------       -------------
    Total stockholders' equity ......................................................        43,649,082          53,243,963
                                                                                          -------------       -------------

    Total liabilities and stockholders' equity ......................................     $  69,063,050       $  85,087,009
                                                                                          =============       =============


    The accompanying notes are an integral part of these condensed financial statements.

                             PARADIGM GENETICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                             Three Months Ended              Six Months Ended
                                                                                  June 30,                        June 30,

                                                                       ------------------------------------------------------------
                                                                            2002            2001            2002           2001
                                                                       ------------------------------------------------------------
Revenues:
       Commercial partnerships .....................................   $  5,252,054    $  5,993,289    $ 11,121,640    $ 11,379,094
       Grant revenues ..............................................             --          64,866              --         129,729
                                                                       ------------------------------------------------------------
               Total revenues ......................................      5,252,054       6,058,155      11,121,640      11,508,823
                                                                       ------------------------------------------------------------

Operating expenses:

       Research and development (includes $89,610 and
       $172,531 of stock based compensation expense for the
       three months ended June 30, 2002 and 2001,
       respectively, and includes $194,538 and $360,782 of
       stock based compensation expense for the six months
       ended June 30, 2002 and 2001, respectively) .................      7,673,271       6,936,073      15,758,434      13,331,431

       Selling, general and administrative (includes $62,261
       and $125,541 of stock based compensation expense for
       the three months ended June 30, 2002 and 2001,
       respectively, and includes $221,154 and $274,012 of
       stock based compensation expense for the six months
       ended June 30, 2002 and 2001, respectively) .................      2,506,111       3,552,718       5,451,413       6,772,323
                                                                       ------------------------------------------------------------

               Total operating expenses ............................     10,179,382      10,488,791      21,209,847      20,103,754
                                                                       ------------------------------------------------------------

Loss from operations ...............................................     (4,927,328)     (4,430,636)    (10,088,207)     (8,594,931)
                                                                       ------------------------------------------------------------

Other income (expense):
       Interest income .............................................        274,468         452,621         695,987       1,084,472
       Interest expense ............................................       (354,972)       (446,673)       (832,755)       (924,032)
       Gain on sale of assets ......................................             --         126,671              --         126,671
                                                                       ------------------------------------------------------------
               Other income (expense), net .........................        (80,504)        132,619        (136,768)        287,111
                                                                       ------------------------------------------------------------

Net loss ...........................................................     (5,007,832)     (4,298,017)    (10,224,975)     (8,307,820)
                                                                       ============================================================

Net loss per share basic and diluted ...............................   $      (0.16)   $      (0.16)   $      (0.32)   $      (0.32)
                                                                       ============================================================

Weighted average common shares outstanding - basic and
diluted ............................................................     31,942,101      26,315,406      31,940,102      26,207,062
                                                                       ============================================================

     The accompanying notes are an integral part of these condensed financial statements.

                             PARADIGM GENETICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Six Months Ended June 30,
                                                                                         2002                 2001
                                                                                  -------------------------------------
Cash flows from operating activities:
        Net loss ...............................................................     $(10,224,975)        $ (8,307,820)
        Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
           Depreciation and amortization .......................................        3,093,700            2,376,138
           Stock-based compensation ............................................          415,692              634,794
           Gain on sale of assets ..............................................               --             (126,671)
           Write-off of acquisition costs ......................................               --              887,279
           Changes in operating assets and liabilities:
               Accounts receivable .............................................       (1,531,845)          (1,211,611)
               Interest receivable .............................................          235,011              (32,164)
               Prepaid expenses ................................................          401,829              193,576
               Accounts payable ................................................          (88,269)            (120,517)
               Restricted cash .................................................           70,327             (670,327)
               Accrued and other current liabilities ...........................          524,988             (751,773)
               Deferred revenue ................................................       (2,367,899)          (1,088,571)
                                                                                  -------------------------------------


                     Net cash used in operating activities .....................       (9,471,441)          (8,217,667)
                                                                                  -------------------------------------

Cash flows from investing activities:
        Purchase of property and equipment .....................................         (774,169)          (5,649,831)
        Purchase of investments ................................................      (22,254,730)         (40,926,461)
        Maturities of investments ..............................................       35,652,951           68,736,359
                                                                                  -------------------------------------

                     Net cash provided by investing activities .................       12,624,052           22,160,067
                                                                                  -------------------------------------

Cash flows from financing activities:
        Repayments of notes payable ............................................       (4,782,533)          (1,932,186)
        Borrowings under note payable ..........................................               --            3,903,021
        Repayments of capital lease obligations ................................         (174,944)             (63,194)
        Common stock issuance costs ............................................          (28,000)                  --
        Proceeds from exercise of stock options ................................          144,387              178,554
        Proceeds from issuance of common stock, net ............................           18,071              152,833
        Purchase of restricted stock ...........................................          (49,322)             (44,091)
                                                                                  -------------------------------------

                     Net cash (used in) provided by financing activities .......       (4,872,341)           2,194,937
                                                                                  -------------------------------------

Net (decrease) increase in cash and cash equivalents ...........................       (1,719,730)          16,137,337
Cash and cash equivalents, beginning of period .................................        6,151,521            2,146,904
                                                                                  -------------------------------------
Cash and cash equivalents, end of period .......................................        4,431,791         $ 18,284,241
                                                                                  =====================================


     The accompanying notes are an integral part of these condensed financial statements.

                            Paradigm Genetics, Inc.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any future period. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

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

Investments

The Company considers all investments in debt and equity securities purchased with a maturity of between three months and one year from the balance sheet date to be short-term investments. All investments are considered as available for sale and are carried at fair value. Unrealized gains and losses, net, on investments are recognized as a component of other comprehensive income. At June 30, 2002, the Company had recorded $185,023 in unrealized gains on investments. At December 31, 2001, the Company had recorded $55,756 in unrealized gains on investments. Realized gains on sales of investments are determined using the specific identification method.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, short-term investments and accounts payable at June 30, 2002 and December 31, 2001, approximated their fair value due to the short term nature of these items. Capital lease obligation and long-term debt at June 30, 2002 and December 31, 2001 approximated their fair value based on the Company's effective borrowing rate.

                            Paradigm Genetics, Inc.
                    Notes to Condensed Financial Statements
                                  (Unaudited)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets when circumstances indicate that an event of impairment may have occurred in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets " ("SFAS No. 144"). SFAS No. 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets or the business to which such assets relate. Impairment is measured based on the difference between the carrying value of the related assets or businesses and the fair value calculated based upon estimates of future discounted cash flows of such assets or businesses. No impairment loss was required to be recognized during the six months ended June 30, 2002 or 2001.

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

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") which states that no compensation expense is recorded

                            Paradigm Genetics, Inc.
                    Notes to Condensed Financial Statements
                                  (Unaudited)

for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company's common stock at the grant date, the difference between the fair value of the Company's common stock and the exercise price is recorded as deferred compensation. The Company reversed $193,373 and $286,796 of deferred compensation related to the forfeiture of unvested options during the three months ended June 30, 2002 and 2001, respectively. The Company reversed $449,696 and $490,204 of deferred compensation related to the forfeiture of unvested options during the six months ended June 30, 2002 and 2001, respectively. The Company did not recognize any additional deferred compensation for the, three and six, month periods ended June 30, 2002 and 2001. Deferred compensation is amortized to compensation expense over the vesting period of the related stock option. The Company recognized $151,871 and $298,072 in non-cash compensation expense related to amortization of deferred compensation during the three months ended June 30, 2002 and 2001, respectively. The Company recognized $349,394 and $565,952 in non-cash compensation expense related to amortization of deferred compensation during the six months ended June 30, 2002 and 2001, respectively. The Company has adopted the disclosure requirements Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") as it relates to stock options granted to employees, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of grant. Stock options or warrants granted to non-employees for services are accounted for in accordance with SFAS No. 123, which requires that these options and warrants be valued using the Black-Scholes model and the resulting charge is recognized as the related services are performed. The Company did not recognized any compensation expense related to stock options issued to consultants and the acceleration of certain options for the three months ended June 30, 2002 and 2001. The Company recognized $66,298 and $68,842 of compensation expense related to stock options issued to consultants and the acceleration of certain options for the six months ended June 30, 2002 and 2001, respectively.

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

Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income" established standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's total comprehensive loss for the three-month periods ended June 30, 2002 and June 30, 2001 was $4,558,611 and $4,327,752 respectively. The Company's other comprehensive loss consisted of unrealized gains on investments of $449,221 and unrealized losses of $29,735 for the three-month period ended June 30, 2002 and 2001, respectively. The Company had no other items of other comprehensive gains or losses during the three months ended June 30, 2002 and 2001.

The Company's total comprehensive loss for the six-month periods ended June 30, 2002 and June 30, 2001 was $10,039,952 and $8,225,176, respectively. The
Company's other comprehensive loss consisted of unrealized gains on investments of $185,023 and $82,644 for the six-month period ended June 30, 2002 and 2001, respectively. The Company had no other items of other comprehensive gains or losses during the six months ended June 30, 2002 and 2001.

Net Income (Loss) Per Common Share

The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB No. 98"). Under the

                            Paradigm Genetics, Inc.
                    Notes to Condensed Financial Statements
                                  (Unaudited)

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

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive for the periods indicated:

                                                 Six Months Ended
                                                      June 30,
                                                 2002          2001
                                             --------------------------
Options to purchase common stock ........       2,982,512     2,197,574
Warrants ................................         303,779       303,779

Segment Reporting

Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS No. 131") requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company has determined that it operates in only one segment as of June 30, 2002 and 2001.

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

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets," ("SFAS No. 142") effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In accordance with the transitional provisions of SFAS No. 142, the Company determined that the carrying value of goodwill and related assets did not exceeded their fair value.

The Company evaluates the recoverability of its intangible assets subject to amortization in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the sum of the future undiscounted cash flows attributable to such asset or the business to which such asset relates and the net book value exceeds fair value. The impairment amount is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

In December 2001, the Company acquired all of the assets of Celera's AgGen plant genomics and genotyping business. After the closing, the AgGen genomics and genotyping business became a new business unit of the Company called ParaGen. The results of the business unit have been included in the financial statements since that date. ParaGen is a provider of services to the plant based agriculture industry. The services include gene sequencing, assembly, annotation and single nucleotide polymorphism (SNP) discovery.

                            Paradigm Genetics, Inc.
                    Notes to Condensed Financial Statements
                                  (Unaudited)

The aggregate purchase price was $2,100,000 of the Company's common stock. The value of the 422,459 common shares issued was determined based on the average market price of the Company's common shares over a five day period before and after the terms of the acquisition were publicly announced.

The following table summarizes the estimated fair values of the assets acquired at December 31, 2001.

                  Equipment                      $  265,214
                  Intangible Assets              $  350,000
                  Goodwill                       $1,484,786
                                                 ----------
                  Total Assets Acquired          $2,100,000
                                                 ==========

Of the $350,000 of acquired intangible assets, $150,000 was assigned to the revenue backlog and $200,000 was assigned to the customer base. The revenue backlog has a weighted-average useful life of one year and the customer base has a weighted-average useful life of approximately two years.

The $1,484,786 of goodwill was assigned to the ParaGen unit.

Intangible assets at June 30, 2002 are comprised of the following:

                                    June 30, 2002                December 31, 2001
                            Gross Carrying  Accumulated    Gross Carrying  Accumulated
                            Amount          Amortization   Amount          Amortization
                            ------------------------------------------------------------
Revenue Backlog .........   $150,000        $ (75,000)     $150,000        --
Customer Base ...........   $200,000        $ (50,000)     $200,000        --
                            ------------------------------------------------------------
Total ...................   $350,000        $(125,000)     $350,000        --
                            ------------------------------------------------------------

                                                  Aggregate Expenses for the
                                                       Six Months Ended
                                                June 30, 2002   June 30 ,2001
                                                ------------------------------
           Revenue Backlog ..................   $  75,000       --
           Customer Base ....................   $  50,000       --
                                                ------------------------------
           Total ............................   $ 125,000       --
                                                ------------------------------

           Estimated Amortization Expense:
           For the year ended 12/31/02 ......   $ 250,000
                                                ---------------
           For the year ended 12/31/03 ......   $ 100,000
                                                ---------------

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", or SFAS No. 141, and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or SFAS No. 142. The Company adopted SFAS No. 141 as of July 1, 2001, which requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. The Company adopted SFAS No. 142 as of January 1, 2002, as required. In addition, the Company also adopted the required provisions of SFAS No. 142 for goodwill and intangible assets acquired after June 30, 2001. As required by SFAS No. 142, and effective January 1, 2002, the Company no longer records the amortization of goodwill in the financial statements. Rather, the Company will analyze goodwill for impairment on an annual basis. The Company has completed a transitional impairment test on June 30, 2002 and has determined that there is no impairment of the Company's goodwill.

                            Paradigm Genetics, Inc.
                    Notes to Condensed Financial Statements
                                  (Unaudited)

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

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement No. 146") which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The Statement also establishes that the initial liability be measured and recorded at its fair value. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of Statement 146 will not have a material impact on the Company's financial statements.

                            Paradigm Genetics, Inc.
                    Notes to Condensed Financial Statements
                                  (Unaudited)

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

Overview

We are an integrated life sciences company developing novel technologies designed to speed the discovery of new products for the advancement of agriculture and human health. In agriculture, we have developed an industrialized platform for determining the definitive function of plant and microbial genes that we believe will enable us and our commercial partners to develop novel products in the areas of crop production and nutrition. This industrialized, high-throughput platform is known as the GeneFunction Factory(TM) and is capable of determining the function of over a hundred plant and microbial genes per week. In human health, we are developing a proprietary human metabolomics platform called MetaVantage(TM) which we believe will significantly enhance the development of drug targets, lead compounds and predictive medicines. Human metabolomics is the global analysis of all classes of biochemicals, also known as the metabolome, in a human being. We are currently in the process of developing a reference library of stable metabolites identified in human cells, tissues and fluids. We plan to use this database in conjunction with our MetaVantage(TM) discovery platform to assist pharmaceutical and biotechnology companies to prioritize drug targets and to identify drug candidates with improved efficacy and safety profiles.

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

We currently have commercial partnerships with Bayer AG ("Bayer") in the area of crop production, with The Monsanto Company ("Monsanto") in the areas of crop production and nutrition and with VDDI Pharmaceuticals in the area of infectious diseases. Our commercial partnership with Bayer was signed in September 1998 and was extended in June 2001. Under the terms of the agreement, the companies will collaborate on herbicide discovery for an additional five years through September 2006. This includes three years of committed funding through September 2004, plus a two-year option through September 2006. The commercial partnership with Monsanto was signed in November 1999 and began contributing revenues in the second quarter of fiscal year 2000. During September 2001, we announced that Monsanto had amended the commercial partnership agreement by eliminating its option to terminate the agreement without cause in exchange for broader commercialization rights. This amendment commits Monsanto to a total partnership term of six years with committed funding through January 2005, plus options to extend the scope of work in time and volume. Our commercial partnership with VDDI Pharmaceuticals was signed in February 2002, for the development of antibiotics for the treatment of gram-positive bacterial infections. Under the agreement, we will use our proprietary MetaVantage(TM) metabolomics technology platform to prioritize lead compounds targeting the essential bacterial enzyme nicotinamide adenine dinucleotide synthetase for further preclinical development. We expect that the commercial partnership with VDDI Pharmaceuticals will begin contributing to our revenues in the third quarter of 2002. During June 2002, we announced that we have been awarded a five-year, $11.7 million Advanced Technology Program (ATP) grant from the National Institute of Standards and Technology. The grant will be shared equally between Paradigm and LION bioscience AG. The federal funding will support the development of a Target Assessment Technologies Suite (TATS). This suite of technologies is intended to increase the number and success rate of validated targets for product development by the pharmaceutical and other life sciences industries. We will participate equally in the grant and anticipate significant commercial applications for the new technologies. We expect that the ATP grant will begin contributing to our revenues in the third quarter of 2002. We also generated revenues for the six months ended June 30, 2001 from a grant from the U.S. Department of Energy. This grant ended in June 2001.

We have invested heavily in developing our GeneFunction Factory(TM), MetaVantage(TM), MetaTrace(TM) and FunctionFinder(TM) systems. We occupy office and laboratory space totaling approximately 125,000 square feet. Our total number of full time employees decreased to 218 employees at June 30, 2002 from 241 employees at June 30, 2001. In April, 2002 we announced an internal restructuring to better focus our resources in order to grow the human healthcare and agricultural businesses. All costs associated with the internal restructuring were incurred and expensed within the second quarter. Of our total number of employees on June 30, 2002, 85% were engaged in research and development activities. Our research and development efforts consisted of work performed under our commercial partnerships and work advancing our own core technologies and programs.

We have incurred significant losses since our inception. As of June 30, 2002, our accumulated deficit was approximately $59.2 million and total stockholders' equity was approximately $43.6 million. Our net loss increased to approximately $5.0 million during the three months ended June 31, 2002 compared to approximately $4.3 million during the three months ended June 31, 2001. The primary reason for the increase in our net loss was due to lower revenues from our commercial partnership with Bayer. Operating expenses including non-cash compensation charges decreased to approximately $10.2 million during the three months ended June 31, 2002, from approximately $10.5 million during the three months ended June 31, 2001. We expect to incur additional operating losses for the foreseeable future as we continue to develop our MetaVantage(TM) platform, advance our internal research and development programs, establish the infrastructure necessary to support our business and increase our marketing activities.

Results of Operations

Three Months Ended June 30, 2002 and 2001.

Revenues. Revenues are comprised of amounts recognized under our commercial partnerships and a grant from the U.S. Department of Energy. Total revenues decreased 13% to approximately $5.3 million for the three months ended June 30, 2002 compared to approximately $6.1 million for the three months ended June 30, 2001. The decrease was primarily due to lower throughput in our GeneFunction Factory(TM) related to work on our commercial partnership with Bayer partially offset by an increase in revenues from our commercial partnership with Monsanto and revenues from our Paragen genotyping business, which we acquired in December 2001.

Revenues relating to our commercial partnership with Monsanto increased to approximately $3.1 million for the three months ended June 30, 2002, from approximately $2.1 million for the three months ended June 30, 2001. This increase was primarily the result of an increase in throughput in our GeneFunction Factory(TM). We expect that revenues related to this commercial partnership will continue at second quarter levels through the end of 2002. Revenues relating to our commercial partnership with Bayer decreased to approximately $1.3 million for the three months ended June 30, 2002 compared to approximately $3.9 million for the three months ended June 30, 2001. We have completed the majority of the work under this commercial partnership and are as of June 30, 2002 ahead of schedule. As a result we have an accounts receivable balance of approximately $5.2 million relating to Bayer, of which approximately $3.7 million is classified as current and $1.5 million is classified as long term. During the three months ended June 30, 2001, our commercial partnership with Bayer was expanded and extended for an additional three years, through September 2004, with a further two year option period through September 2006. We expect that revenues related to this commercial partnership will continue at second quarter levels through the third quarter of 2002 and then begin to fall in the fourth quarter of 2002. Revenues relating to our Paragen genotyping business, which we acquired in December 2001, increased to approximately $837,000 for the three months ended June 30, 2002 compared to $0 for the three months ended June 30, 2001. Due to the cyclical nature of the genotyping industry we expect to recognize less revenue in the last two quarters of 2002 compared to the second quarter of 2002 in connection with this component of our business.

Grant revenue decreased to $0 for the three months ended June 30, 2002 compared to approximately $65,000 for the three months ended June 31, 2001. In June 2001, our grant from the U.S. Department of Energy ended and no longer contributes to our revenue.

Research and Development Expenses. Research and development expenses consist primarily of personnel costs, including the recognition of deferred compensation, costs of supplies, facility costs, license fees and depreciation of laboratory equipment. Research and development expenses increased 11% to approximately $7.7 million for the three months ended June 30, 2002 compared to approximately $6.9 million for the three months ended June 30, 2001. This increase was primarily due to the addition of our Paragen genotyping business, continued investment in building our MetaVantage(TM) platform, increased personnel costs, increased laboratory supply usage, additional license fees and depreciation of additional laboratory equipment. In April 2002, we announced an internal restructuring to better focus our resources on our core business opportunities. All costs associated with the internal restructuring were incurred and expensed within the quarter. As a result of this restructuring, we expect that our research and development expenses will be lower in the second half of 2002 than they were in the first half of 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of personnel costs, including the recognition of deferred compensation expense, professional expenses, such as legal and accounting fees, facilities costs, business development costs, taxes and insurance costs and depreciation. Selling, general and administrative expenses decreased 29% to approximately $2.5 million for the three months ended June 30, 2002 compared to approximately $3.6 million for the three months ended June 30, 2001. During the second quarter 2001 we incurred a one-time charge of $0.9 million related to an acquisition we ceased to pursue. As a result of the restructuring that we announced in April 2002, we expect that our general and administrative expenses will be lower in the second half of 2002 than they were in the first half of 2002.

Other Income (Expense), Net. Other income (expense), net represents interest earned on our cash and cash equivalents and short-term and long-term investments, offset by interest expense on long-term debt and capital leases. Other income (expense), net decreased 161% to an expense of approximately $81,000 for the three months ended June 30, 2002 compared to an income of approximately $133,000 for the three months ended June 30, 2001. This decrease was attributable to a reduction in interest earned on our cash balances. Other income (expense), net for the three months ended June 30, 2001 included approximately $127,000 related to the gain on the sale of assets. We expect that other income (expense), net will continue to decrease as we use our cash balances to fund our operations and service our debt.

Net Loss. Net Loss increased 17% to approximately $5.0 million for the three months ended June 30, 2002, compared to approximately $4.3 million for the three months ended June 30, 2001. The increase in net loss was primarily due to the decrease in revenues between the two periods and the decrease in other income, net.

Six Months Ended June 30, 2002 and 2001.

Revenues. Revenues are comprised of amounts recognized under two commercial partnerships and a grant from the U.S. Department of Energy. Total revenues decreased 3% to approximately $11.1 million for the six months ended June 30, 2002, compared to approximately $11.5 million for the six months ended June 30, 2001. The decrease was primarily due to lower throughput in our GeneFunction Factory(TM) related to work on our commercial partnership with Bayer, a decrease in revenue recognized from our U.S. Department of Energy grant which ended in June 2001, offset by an increase in revenues from our commercial partnership with Monsanto and revenues from our Paragen genotyping business, which we acquired in December 2001.

Revenues relating to our commercial partnership with Monsanto increased to approximately $6.8 million for the six months ended June 30, 2002, from approximately $4.7 million for the six months ended June 30, 2001. This increase was primarily the result of an increase in throughput in our GeneFunction Factory(TM). We expect that revenues related to this commercial partnership will continue at second quarter levels through the end of 2002. Revenues relating to our commercial partnership with Bayer decreased to approximately $3.3 million for the six months ended June 30, 2002 compared to approximately $6.7 million for the six months ended June 30, 2001. We have completed the majority of the work under this commercial partnership and are as of June 30, 2002 ahead of schedule. As a result we have an accounts receivable balance of approximately $5.2 million relating to Bayer, of which approximately $3.7 million is classified as current and $1.5 million is classified as long term. During the six months ended June 30, 2001, our commercial partnership with Bayer was expanded and extended for an additional six years, through September 2004, with a further two year option period through September 2006. We expect that revenues related to this commercial partnership will continue at second quarter levels through the third quarter of 2002 and then begin to fall in the fourth quarter of 2002. Revenues relating to our Paragen genotyping business, which we acquired in December 2001, increased to approximately $1.1 million for the six months ended June 30, 2002 compared to $0 for the six months ended June 30, 2001. Due to the cyclical nature of the genotyping business unit we expect to recognize less revenue in the last six months of 2002 when compared to the first six months of 2002 in connection with this component of our business.

Grant revenues decreased to $0 for the six months ended June 30, 2002 compared to approximately $130,000 for the six months ended June 31, 2001. In June 2001, our grant from the U.S. Department of Energy ended and no longer contributes to our revenue.

Research and Development Expenses. Research and development expenses consist primarily of personnel costs, including the recognition of deferred compensation, costs of supplies, facility costs, license fees and depreciation of laboratory equipment. Research and development expenses increased 18% to approximately $15.8 million for the six months ended June 30, 2002 compared to approximately $13.3 million for the six months ended June 30, 2001. This increase was primarily due to the addition of our Paragen genotyping business, continued investment in building our MetaVantage(TM) platform, increased personnel costs, increased laboratory supply usage, additional license fees and depreciation of additional laboratory equipment. In April 2002, we announced an internal restructuring to better focus our resources on our core business opportunities. As a result of this restructuring, we expect that our research and development expenses will be lower in the second half of 2002 than they were in the first half of 2002.

Selling, General and Administrative Expense . Selling, general and administrative expenses consist primarily of personnel costs, including the recognition of deferred compensation expense, professional expenses, such as legal and accounting fees, facilities costs, business development costs, taxes and insurance costs and depreciation. Selling, general and administrative expenses decreased 20% to approximately $5.5 million for the six months ended June 30, 2002 compared to approximately $6.8 million for the six months ended June 30, 2001. During the second quarter of 2001 we incurred a one-time charge of $0.9 million related to an acquisition we are no longer pursuing. As a result of the restructuring that we announced in April 2002, we expect that our general and administrative expenses will be lower in the second half of 2002 than they were in the first half of 2002.

Other Income (Expense), Net. Other income (expense), net represents interest earned on our cash and cash equivalents and short-term and long-term investments, offset by interest expense on long-term debt and capital leases. Other income (expense), net decreased 148% to an expense of approximately $137,000 for the six months ended June 30, 2002 compared to an income of approximately $287,000 for the six months ended June 30, 2001. This decrease was attributable to a reduction in interest earned on our cash balances. Other income (expense), net for the six months ended June 30, 2001 included approximately $127,000 related to the gain on the sale of assets. We expect that other income (expense), net will continue to decrease as we use our cash balances to fund our operations and service our debt.

Net Loss. Net loss increased 23% to approximately $10.2 million for the six months ended June 30, 2002, compared to approximately $8.3 million for the six months ended June 30, 2001. The increase in net loss was primarily due to a decrease in revenues between the two periods, an increase in operating expenses and a decrease in other income, net.

Liquidity and Capital Resources

We have historically financed our operations through the sale of common and preferred stock, debt and capital lease financing, payments received from commercial partnerships and a government grant. From our inception through June 30, 2002, we have raised approximately $26.9 million in net cash proceeds from the sale of preferred stock. On May 10, 2000, we completed an initial public offering in which we sold 6,000,000 shares of common stock at $7.00 per share for net proceeds of approximately $37.6 million, net of underwriting discounts, commissions and other offering costs. On May 31, 2000, the underwriters exercised an over-allotment option to purchase an additional 750,000 shares resulting in additional net proceeds of approximately $4.9 million. On October 23, 2001, we closed a direct offering in which we sold 5,097,727 shares of common stock at $5.50 per share for proceeds of approximately $26.1 million, net of underwriting discounts, commissions and other offering costs.

Annual maturities of long-term debt subsequent to June 30, 2002 are approximately $2.4 million in 2002, approximately $4.1 million in 2003, approximately $2.8 million in 2004 and approximately $404,000 in 2005. In addition, we have several noncancellable operating leases pertaining to office lease space and other equipment. Our minimum lease payments, under these leases, subsequent to June 30, 2002, are approximately $0.9 million in 2002, approximately $1.8 million in 2003, approximately $1.9 million in 2004, approximately $1.9 million in 2005, approximately $1.9 million in 2006, and approximately $7.9 million thereafter.

We had cash, cash equivalents and short-term investments of approximately $9.6 million at June 30, 2002 compared to approximately $10.7 million at December 31, 2001. Our cash, cash equivalents, short-term investments and long-term investments totaled approximately $28.0 million at June 30, 2002 compared to approximately $43.0 million at December 31, 2001. During the six months ended June 30, 2002, we repaid principal of $4.8 million that matured under our long-term debt agreements. We expect that for the remainder of 2002 our quarterly cash burn will decrease from that of the second quarter of 2002 as a result of our lower debt and our internal restructuring. We believe that our cash and investments balance coupled with cash from our commercial partners will be sufficient to cover our working capital needs at least through 2003. We are exposed to interest rate fluctuations on cash equivalents and short-term and long-term investments. Our cash and cash equivalents, short-term, and long-term investments are invested in financial instruments with interest rates based on financial market conditions.

We had a working capital deficit of approximately $407,000 at June 30, 2002 compared to a working capital deficit of approximately $4.9 million at December 31, 2001. The decrease in our working capital deficit between June 30, 2002 and December 31, 2001 was primarily due to the repayment of principal under a long-term debt agreement and a reduction in our deferred revenue balance. We consider our long-term investments to be highly liquid. If we include long-term investments in our working capital, we would have had working capital of approximately $18.0 million at June 30, 2002 compared to approximately $27.3 million at December 31, 2001.

Our operating activities used cash of approximately $9.5 million for the six months ended June 30, 2002 compared to approximately $8.2 million used for the six months ended June 30, 2001. Cash used in operating activities for the six months ended June 30, 2002 was primarily related to the funding of our net operating loss, a decrease in deferred revenue and an increase in accounts receivable.

Cash provided by investing activities totaled approximately $12.6 million for the six months ended June 30, 2002 compared to approximately $22.2 million provided for the six months ended June 30, 2001. Investing activities consist primarily of net maturities of investments offset by additions to property and equipment. Cash provided by investing activities decreased for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 primarily as a result of a decrease in the net maturities of investments. Capital expenditures totaled approximately $774,000 for the six months ended June 30, 2002 compared to approximately $5.6 million for the six months ended June 30, 2001. Capital expenditures for the six months ended June 30, 2002 consisted primarily of investments in our GeneFunction Factory(TM) and our MetaVantage(TM) platforms, which includes laboratory and leasehold improvements. We expect to continue to make investments in the purchase of property and equipment to support our operations. A portion of our cash may be used to acquire or invest in complementary businesses, products or technologies, or to obtain the right to use such complementary technologies.

Cash used in financing activities totaled approximately $4.9 million for the six months ended June 30, 2002 compared to cash provided of approximately $2.2 million for the six months ended June 30, 2001. Cash used in financing activities for the six months ended June 30, 2002 of $4.9 million was comprised of repayments of principal that matured under our long-term debt agreements. Cash provided by financing activities for the six months ended June 30, 2001 was primarily comprised of borrowings under secured debt agreements of approximately $3.9 million.

We expect to continue expanding our operations through internal growth and, possibly, through strategic acquisitions. We expect these activities will be funded from existing cash, cash flow from operations, issuances of our stock, and borrowings under credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations through 2003. From time to time, we evaluate potential acquisitions and other growth opportunities, which might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities.

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

FORWARD-LOOKING STATEMENTS

Our forecast of the period of time through which our financial resources will be adequate to support our operations and other statements contained in this report are forward-looking and involve risks and uncertainties. Actual results could vary as a result of a number of factors. We believe that our existing cash and investments and anticipated cash flow from existing commercial partnerships will be sufficient to support our current operating plan through 2003. We have based this estimate on assumptions that may prove to be wrong. It is possible that we may seek additional funding within this time frame. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available or, even if available, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results. Our future capital requirements will depend on many factors, including:

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

This report contains other forward-looking statements, including statements regarding: our ability to successfully develop and improve our GeneFunction Factory(TM); FunctionFinder(TM) system, MetaVantage(TM) platform, MetaTrace(TM) system, databases and other technologies; the future prospects of our metabolomic platform, our ability to improve drug discovery and development efforts; our ability to build an integrated drug discovery platform; anticipated activity under our commercial partnerships; our ability to establish intellectual property protection for our gene function information, databases, processes and other technologies; product development and commercialization efforts; our strategy and market opportunities, anticipated increases in our revenues and losses and the reasons therefore; expected reductions in our expenses and cash burn as a result of our April 2002 restructuring and lower debt; the timing of revenues under our commercial partnerships; our ability to meet or exceed our milestone targets and earn royalties under our commercial partnerships; our ability to maintain and to enter into new partnerships and alliances; our intended use of our cash and investments and other financial resources; our research and development and other expenses; and our operational and legal risks.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes since the disclosure in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         We held our Annual Meeting of Stockholders on May 17, 2002, and the following matters were voted upon:

The election of Michael Summers, Leroy E. Hood, M.D., Ph. D., and Henri Zinsli, Ph.D. as Class II Directors for a term of three years to serve until the 2005 annual meeting of stockholders, and until their respective successors are elected and qualified. The votes cast were as follows:

                                          FOR     WITHHELD
                                          ---     --------
 Michael Summers                   26,196,945      771,748
 Leroy E. Hood, M.D., Ph. D.       26,831,126      137,567
 Henri Zinsli, Ph.D.               26,139,279      829,414

G. Steven Burrill and Robert M. Goodman, Ph.D. continue to serve as Directors for terms which expire in 2003. Mark B. Skaletsky and Susan K. Harlander, Ph.D continue to serve as Directors for terms which expire in 2004.

(b) Increase by 1,500,000 to 3,300,00 the aggregate number of shares for which stock options may be granted under the Company's 2000 Employee, Director and Consultant Stock Option Plan. The votes cast were as follows:

           FOR       AGAINST     ABSTAIN    BROKER NONVOTES
           ---       -------     -------    ---------------
    14,435,628     4,492,093      11,348          8,029,624

(c) Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2002. The votes cast were as follows:

           FOR       AGAINST     ABSTAIN    BROKER NONVOTES
           ---       -------     -------    ---------------
    25,685,638     1,261,680      21,375                  0

Item 5. Other Information

(a) Risk Factors

We are an early stage company using unproven technologies and, as a result, we may never achieve, or be able to maintain, profitability.

You should evaluate us in light of the uncertainties affecting an early stage biotechnology company. Our GeneFunction Factory(TM), our FunctionFinder(TM) system, our MetaVantage(TM) platform, our MetaTrace(TM) system, and our databases are still in development stage. We have not yet proven that determining the function of a gene in commercially significant target organisms or elucidating the biochemical profiles of cells, tissues, or fluids will enable us to develop commercial products. Furthermore, while we are continuing with our work in the agriculture sector, we are shifting some of our efforts to address the human health market with our MetaVantage(TM) platform. To date, we have no significant commercial partnerships in this area.

We have a history of net losses. We will continue to incur net losses that may depress our stock price.

We have incurred net losses in each year since our inception and expect these losses to continue. We experienced a net loss of approximately $5.0 million for the three months ended June 30, 2002. As of June 30, 2002, we had an accumulated deficit of approximately $59.2 million. To date, we have derived all of our revenues from two commercial partnerships, our Paragen genotyping unit, and a government grant. We expect to derive revenue in the foreseeable future principally from commercial partnerships. However, we expect our revenues from our commercial partnership with Bayer will decrease in 2002. We expect to spend a significant amount of capital to fund research and development and enhance our core technologies, particularly our MetaVantage(TM) platform and MetaTrace(TM) system. As a result, we will need to generate significant additional revenues to become profitable. We cannot predict when, if ever, we will become profitable.

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

If we lose our key personnel or are unable to attract and retain additional personnel, our operations could be disrupted, and our revenues could decrease.

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

Our business and competitive position will depend in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies and products in the United States and other countries. As of July 31, 2002, we had 96 U.S. patent applications and 30 international patent applications pending covering our technology. We currently hold eight issued U. S. patents and no issued patents in other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of July 31, 2002, there were 32,001,595 shares of common stock outstanding. All of the (i) 11,847,727 shares sold in our initial public offering and our October 2001 direct offering, (ii) 422,459 shares registered on Form S-3, (iii) outstanding shares that were registered on one of our registration statements on Form S-8, and (iv) shares that have been sold pursuant to Rule 144 or Rule 701 are freely transferable without restriction or further registration under the Securities Act, except for shares purchased by our "affiliates," as defined in Rule 144 of the Securities Act. The remaining shares of common stock outstanding are "restricted securities" as defined in Rule 144. Holders of these shares may sell them in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

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

(b) Recent Events

On July 18, 2002, the Company announced the appointment of Heinrich Gugger, Ph.D., as President and Chief Executive Officer. On August 09, 2002 Dr. Gugger was appointed as a Director.

On August 12, 2002, the Company announced the appointment of Thomas Colatsky, Ph.D., as Vice President, Healthcare Research and the resignation of Ian A.W. Howes as Chief Financial Officer.

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

Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

        (b)    Reports on Form 8-K

On April 22, 2002, the Company filed a Report on Form 8-K in conjunction with its internal restructuring.

On May 7, 2002, the Company filed a Report on Form 8-K in conjunction with the release of its financial results for the first quarter ended March 31, 2002.

On May 20, 2002, the Company filed a Report on Form 8-K in conjunction with the resignation of John A. Ryals, Ph.D. from the company's board of directors.

PARADIGM GENETICS, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     PARADIGM GENETICS, INC.


DATE: August 14, 2002      SIGNATURE: /s/ Heinrich Gugger

                  President and Chief Executive Officer



DATE: August 14, 2002      SIGNATURE: /s/ Andrew L. Graham

                  Chief Accounting Officer

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

Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).