Form 10-Q
period 2002-09-30
PARADIGM GENETICS INC
filed 2002-11-14
CIK 1057217

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                                  (Mark One)

                 [X] Quarterly Report under Section 13 or
                     15(d) of the Securities Exchange Act of
                     1934 For the quarterly period ended:
                     September 30, 2002.

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

Title of each class
Common stock $.01 par value
Shares outstanding on  October 31, 2002..............................32,001,595

                           PARADIGM GENETICS, INC.

                                    INDEX

                                                                                      Page
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Balance Sheets - September 30, 2002(unaudited) and
         December 31, 2001...............................................................3

         Condensed Statements of Operations - Three and nine months ended
         September 30, 2002 and 2001 (unaudited) ........................................4

         Condensed Statements of Cash Flows - Nine months ended
         September 30, 2002 and 2001 (unaudited) ........................................5

         Notes to Condensed Financial Statements (unaudited).............................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................................12

Item 3   Quantitative and Qualitative Disclosures About Market Risk.....................18

Item 4   Controls and Procedures .......................................................18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................18

Item 2.  Changes in Securities and Use of Proceeds......................................18

Item 3.  Defaults Upon Senior Securities................................................19

Item 4.  Submission of Matters to a Vote of Security Holders............................19

Item 5   Other Information - Risk Factors...............................................20

Item 6.  Exhibits and Reports on Form 8-K...............................................24

Signature...............................................................................26

Exhibit Index...........................................................................29

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           PARADIGM GENETICS, INC.
                          CONDENSED BALANCE SHEETS

                                                                                        September 30,       December 31,
                                                                                             2002              2001
                                                                                         -----------        -----------
                                                                                         (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents.........................................................    $  4,284,292      $  6,151,521
   Short-term investments............................................................       5,084,990         4,584,000
   Accounts receivable...............................................................       6,371,914         5,663,337
   Interest receivable...............................................................         249,367           590,042
   Prepaid expenses..................................................................       2,084,795         2,243,905
                                                                                         ------------      ------------
     Total current assets............................................................      18,075,358        19,232,805
Restricted cash......................................................................       1,404,543         1,474,870
Property and equipment, net..........................................................      24,255,062        27,854,068
Long-term investments................................................................      14,090,225        32,256,050
Long-term receivable ................................................................       1,486,554         1,539,313
Goodwill and intangible assets.......................................................       1,647,286         1,834,786
Other assets, net....................................................................         851,549           895,117
                                                                                         ------------      ------------
     Total assets....................................................................    $ 61,810,577      $ 85,087,009
                                                                                         ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable...................................................................   $  1,153,503      $  2,414,125
   Accrued liabilities................................................................      1,782,387         1,333,272
   Deferred revenue...................................................................      9,997,187        13,349,810
   Long-term debt--current portion....................................................      4,273,698         6,762,473
   Capital lease obligation--current portion..........................................        222,266           296,259
   Other current liabilities..........................................................         23,380             8,712
                                                                                         ------------      ------------
     Total current liabilities........................................................     17,452,421        24,164,651
Long-term debt, less current portion..................................................      4,117,896         7,299,692
Capital lease obligation,. less current portion.......................................        225,627           378,703
                                                                                         ------------      ------------
     Total liabilities................................................................     21,795,944        31,843,046
                                                                                         ------------      ------------

Commitments

Stockholders' equity:
     Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized, none               --                --
     issued or outstanding
     Common stock, $0.01 par value; 50,000,000 shares authorized; 31,988,677 and
     31,936,188 shares issued and outstanding as of September 30, 2002 and December
     31, 2001, respectively...........................................................        319,887           319,362
Additional paid-in capital............................................................    102,996,120       103,387,223
Deferred compensation.................................................................      (569,030)       (1,584,201)
Accumulated deficit...................................................................   (63,092,119)      (48,934,177)
Accumulated other comprehensive income................................................        359,775            55,756
                                                                                         ------------      ------------
     Total stockholders' equity.......................................................     40,014,633        53,243,963
                                                                                         ------------      ------------
     Total liabilities and stockholders' equity.......................................   $ 61,810,577      $ 85,087,009
                                                                                         ============      ============

   The accompanying notes are an integral part of these condensed financial statements.

                           PARADIGM GENETICS, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                      Three Months Ended                 Nine Months Ended
                                                                        September 30,                      September 30,

                                                              -----------------------------------------------------------------
                                                                    2002              2001             2002              2001
                                                              -----------------------------------------------------------------
Revenues:
         Commercial partnerships............................    $ 5,154,581       $ 6,250,701     $ 16,276,221     $ 17,629,795

         Grant revenues.....................................         74,991                --           74,991          129,729
                                                              -----------------------------------------------------------------
                  Total revenues                                  5,229,572        6,250,701        16,351,212       17,759,524
                                                              -----------------------------------------------------------------

Operating expenses:

         Research and development (includes $77,824 and
         $100,463 of stock based compensation expense for the
         three months ended September 30, 2002 and 2001,
         respectively, and includes $272,362 and $461,244 of
         stock based compensation expense for the nine months
         ended September 30, 2002 and 2001, respectively)...      6,388,020        7,382,283        22,146,454       20,713,714

         Selling, general and administrative (includes $50,488
         and $118,317 of stock based compensation expense for
         the three months ended September 30, 2002 and 2001,
         respectively, and includes $271,641 and $392,330 of
         stock based compensation expense for the nine months
         ended September 30, 2002 and 2001, respectively)...      2,606,069        2,794,433         8,057,482        9,566,756
                                                              -----------------------------------------------------------------

                  Total operating expenses..................      8,994,089       10,176,716        30,203,936       30,280,470
                                                              -----------------------------------------------------------------

Loss from operations........................................     (3,764,517)      (3,926,015)      (13,852,724)    (12,520,946)
                                                              -----------------------------------------------------------------

Other income (expense):
         Interest income.....................................       233,645          359,787           929,632        1,444,259
         Interest expense....................................      (312,354)       (490,456)       (1,145,109)      (1,414,488)
         (Loss) gain on sale of assets.......................       (89,743)              --          (89,743)          126,671
                                                              -----------------------------------------------------------------
                      Other income (expense), net............      (168,452)       (130,669)         (305,220)          156,442
                                                              -----------------------------------------------------------------

Net loss.....................................................  $ (3,932,969)    $ (4,056,684)   $ (14,157,944)   $ (12,364,504)
                                                              =================================================================

Net loss per share basic and diluted.........................   $     (0.12)      $   (0.15)     $      (0.44)     $     (0.47)

                                                              =================================================================

Weighted average common shares outstanding - basic and
diluted......................................................    31,993,748      26,347,387         31,958,180       26,254,351
                                                              =================================================================

        The accompanying notes are an integral part of these condensed financial statements.

                             PARADIGM GENETICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                      Nine Months Ended September 30,
                                                                                         2002                2001
                                                                                     ----------------------------------
Cash flows from operating activities:
   Net loss......................................................................    $ (14,157,944)      $ (12,364,504)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization..............................................        3,814,471           3,756,515
      Stock-based compensation...................................................          544,003             853,574
      Loss (gain) on sale of assets..............................................           89,743            (126,671)
      Write-off of acquisition costs.............................................               --             887,279
      Changes in operating assets and liabilities:
         Accounts receivable.....................................................         (655,818)         (2,500,604)
         Interest receivable.....................................................          340,675             100,549
         Prepaid expenses........................................................          580,801              (9,954)
         Accounts payable........................................................       (1,260,621)         (1,409,294)
         Restricted cash.........................................................           70,327            (670,327)
         Accrued and other current liabilities...................................          463,783            (344,667)
         Deferred revenue........................................................       (3,352,623)         (1,744,243)
                                                                                     ----------------------------------

            Net cash used in operating activities................................      (13,523,203)        (13,572,347)
                                                                                     ----------------------------------

Cash flows from investing activities:
   Purchase of property and equipment............................................         (117,707)         (7,292,887)
   Purchase of investments.......................................................      (22,052,329)        (61,246,279)
   Maturities of investments.....................................................       40,021,182          82,831,937
                                                                                     ----------------------------------

            Net cash provided by investing activities............................       17,851,146          14,292,771
                                                                                     ----------------------------------

Cash flows from financing activities:
   Repayments of notes payable...................................................       (6,022,270)         (2,949,664)
   Borrowings under note payable.................................................               --           3,903,021
   Borrowings under capital leases...............................................               --             591,647
   Repayments of capital lease obligations.......................................         (253,492)            (91,463)
   Common stock issuance costs...................................................          (28,000)                 --
   Proceeds from exercise of stock options.......................................          150,295             180,856
   Proceeds from issuance of common stock, net...................................           18,071             152,833
   Purchase of restricted stock..................................................          (59,776)            (44,945)
                                                                                     ----------------------------------

            Net cash (used in) provided by financing activities..................       (6,195,172)          1,742,285
                                                                                     ----------------------------------

Net (decrease) increase in cash and cash equivalents.............................       (1,867,229)          2,462,709
Cash and cash equivalents, beginning of period...................................        6,151,521           2,146,904
                                                                                     ----------------------------------
Cash and cash equivalents, end of period.........................................    $   4,284,292       $   4,609,613
                                                                                     ----------------------------------

        The accompanying notes are an integral part of these condensed financial statements.

                             Paradigm Genetics, Inc.
                     Notes to Condensed Financial Statements
                                  (Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Paradigm Genetics, Inc. (the "Company" or "Paradigm") was founded on September 9, 1997, and is a biotechnology company driving research and development productivity by focusing its integrated suite of technologies on the product development cycle, from target discovery to the enhancement of safety and efficacy profiles. The Company chooses a systems biology approach to understand gene function in the context of biological pathways and to develop assays and biomarkers for molecular diagnostic solutions for life sciences companies.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any future period. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

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

Investments

The Company considers all investments in debt and equity securities purchased with a maturity of between three months and one year from the balance sheet date to be short-term investments. All investments are considered as available for sale and are carried at fair value. Unrealized gains and losses, net, on investments are recognized as a component of other comprehensive income. At September 30, 2002, the Company had recorded $359,775 in unrealized gains on investments. At December 31, 2001, the Company had recorded $55,756 in unrealized gains on investments. Realized gains on sales of investments are determined using the specific identification method.

Property and Equipment

Property and equipment is primarily comprised of buildings, laboratory equipment, computer equipment, furniture, and leasehold improvements which are recorded at cost and depreciated using the straight-line method over their estimated useful lives which

                             Paradigm Genetics, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

range from one to ten years. Expenditures for maintenance and repairs are charged to operations as incurred; major expenditures for renewals and betterments are capitalized and depreciated. Property and equipment acquired under capital leases are being depreciated over their estimated useful lives or the respective lease term, if shorter.

Intangible Assets

Intangible assets consist of goodwill and other identifiable assets acquired in a business combination accounted for by the purchase method. Costs allocated to identifiable intangible assets are amortized over the remaining estimated useful lives of the assets. The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired has been recorded as goodwill. The Company will evaluate goodwill for impairment at December 31, 2002 at the reporting unit level and on an annual basis going forward in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets."

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash, cash equivalents, accounts receivable, short-term and long-term investments and accounts payable at September 30, 2002 and December 31, 2001, approximated their fair value. Capital lease obligation and long-term debt at September 30, 2002 and December 31, 2001 approximated their fair value based on the Company's effective borrowing rate.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and other long-lived assets when circumstances indicate that an event of impairment may have occurred in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets or the business to which such assets relate. Impairment is measured based on the difference between the carrying value of the related assets or businesses and the fair value calculated based upon estimates of future discounted cash flows of such assets or businesses. No impairment loss was required to be recognized during the nine months ended September 30, 2002 or 2001.

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

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company's common stock at the grant date, the difference between the fair value of the Company's common stock and the exercise price is recorded as deferred compensation. The Company reversed $87,771 and $9,594 of deferred compensation related to the forfeiture of unvested options during the three months ended September 30, 2002 and 2001, respectively. The Company reversed $537,467 and $449,799 of deferred compensation related to the forfeiture of unvested options during the nine months ended September 30, 2002 and 2001, respectively. The Company did not recognize any additional deferred compensation for the three and nine month periods ended September 30, 2002 and 2001. Deferred compensation is amortized to compensation expense over the vesting period of the related stock option. The Company recognized $128,312 and $218,780 in non-cash compensation expense related to amortization of deferred compensation during the three months ended September 30, 2002 and 2001, respectively. The Company recognized $477,704 and $784,732 in non-cash compensation expense related to amortization of deferred compensation during the nine months ended September 30, 2002 and 2001, respectively. The Company has adopted the disclosure requirements Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") as it relates to stock options granted to employees, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of grant. Stock options or warrants granted to non-employees for services are accounted for in accordance with SFAS No. 123, which requires that these options and warrants be valued using the Black-Scholes model and the resulting charge is recognized as the related services are performed. The Company did not recognize any compensation expense related to stock options issued to consultants and the

                             Paradigm Genetics, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

acceleration of vesting of certain options for the three months ended September 30, 2002 and 2001. The Company recognized $66,299 and $68,842 of compensation expense related to stock options issued to consultants and the acceleration of vesting of certain options for the nine months ended September 30, 2002 and 2001, respectively.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of cash, investments and accounts receivables. The Company primarily places its cash, short-term and long-term investments with high-credit quality financial institutions which invest primarily in U.S. Government securities, commercial paper of prime quality and certificates of deposit guaranteed by banks which are members of the FDIC. Cash deposits are all in financial institutions in the United States. The Company performs ongoing credit evaluations to reduce credit risk and requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation.

Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income" established standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's total comprehensive loss for the three-month periods ended September 30, 2002 and 2001 was $3,758,217 and $3,880,159, respectively. The Company's other comprehensive loss consisted of unrealized gains on investments of $174,752 and $176,525 for the three-month periods ended September 30, 2002 and 2001, respectively. The Company had no other items of other comprehensive gains or losses during the three months ended September 30, 2002 and 2001.

The Company's total comprehensive loss for the nine-month periods ended September 30, 2002 and 2001 was $13,798,169 and $12,105,335, respectively. The
Company's other comprehensive loss consisted of unrealized gains on investments of $359,775 and $259,169 for the nine-month periods ended September 30, 2002 and 2001, respectively. The Company had no other items of other comprehensive gains or losses during the nine months ended September 30, 2002 and 2001.

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

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive for the periods indicated:

                                                            At
                                                       September 30,
                                                     2002         2001
                                                  ------------------------
Options to purchase common stock...........       2,940,765      2,142,541
Warrants...................................         303,779        303,779

Segment Reporting

Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS No. 131") requires companies to report information about operating segments in interim and annual financial statements.

                             Paradigm Genetics, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

It also requires segment disclosures about products and services, geographic areas and major customers. The Company has determined that it operates in only one segment.

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

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets," ("SFAS No. 142") effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In accordance with the transitional provisions of SFAS No. 142, the Company determined that the carrying value of goodwill and related assets did not exceed their fair value.

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

The following table summarizes the estimated fair values of the assets acquired at December 31, 2001.

Equipment                                   $265,214
Intangible Assets                           $350,000
Goodwill                                  $1,484,786
                                          ----------
Total Assets Acquired                     $2,100,000
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

As a result of the planned ParaGen divestiture the Company will write off the goodwill and intangible assets associated with the genotyping business by December 31, 2002.

Intangible assets at September 30, 2002 are comprised of the following:

                             Paradigm Genetics, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

                                              September 30, 2002                    December 31, 2001
                                     Gross Carrying     Accumulated       Gross Carrying    Accumulated
                                     Amount             Amortization      Amount            Amortization
                                     -------------------------------------------------------------------
Revenue Backlog.............         $ 150,000          $ (112,500)      $ 150,000          --
Customer Base...............         $ 200,000          $  (75,000)      $ 200,000          --
                                     -------------------------------------------------------------------
Total....................            $ 350,000          $ (187,500)      $ 350,000          --
                                     -------------------------------------------------------------------

                                                    Aggregate Expenses for the
                                                        Nine Months Ended
                                            September 30, 2002       September 30 ,2001
                                            -------------------------------------------
Revenue Backlog...................          $ 112,500                --
Customer Base.....................          $  75,000                --
                                            -------------------------------------------
Total........................               $ 187,500                --
                                            -------------------------------------------

Estimated Amortization Expense:
For the year ended 12/31/02.........        $ 250,000
                                            -----------------------
For the year ended 12/31/03.........        $ 0
                                            -----------------------

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", or SFAS No. 141, and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or SFAS No. 142. The Company adopted SFAS No. 141 as of July 1, 2001, which requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. The Company adopted SFAS No. 142 as of January 1, 2002, as required. In addition, the Company also adopted the required provisions of SFAS No. 142 for goodwill and intangible assets acquired after June 30, 2001. As required by SFAS No. 142, and effective January 1, 2002, the Company no longer records the amortization of goodwill in the financial statements. Rather, the Company will analyze goodwill for impairment on an annual basis. The Company completed a transitional impairment test on June 30, 2002 and determined that there is no impairment of the Company's goodwill.

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

Overview

Paradigm Genetics, Inc. (the "Company" or "Paradigm") was founded on September 9, 1997, and is a biotechnology company driving research and development productivity by focusing its integrated suite of technologies on the product development cycle, from target discovery to the enhancement of safety and efficacy profiles. The Company chooses a systems biology approach to understand gene function in the context of biological pathways and to develop assays and biomarkers for molecular diagnostic solutions for life sciences companies.

We currently have a contract with the National Institute of Environmental Health Sciences (NIEHS) in the area of toxicology. We also have commercial partnerships with Bayer Crop Sciences ("Bayer") in the area of crop production, with The Monsanto Company ("Monsanto") in the areas of crop production and nutrition and with VDDI Pharmaceuticals in the area of infectious diseases. We also have three grants, our Advanced Technology Program (ATP) grant from the National Institute of Standards and Technology in the area of target validation using our suite of informatics technologies and two grants with the National Science Foundation in the areas of modification of terpenoid production in mint, and the development of a high throughput gene discovery system in arabidopsis using geminivirus.

The $23.8 million five year contract with NIEHS was signed in September 2002 and will begin contributing to our revenue in the fourth quarter of 2002. Under the terms of the contract we will use our technologies to determine how toxicants work and cause damage at the cellular level. Our commercial partnership with Bayer was signed in September 1998 and was extended in June 2001. Under the terms of the agreement, the companies will collaborate on herbicide discovery for an additional five years through September 2006. This includes three years of committed funding through September 2004, plus a two-year option through September 2006. The commercial partnership with Monsanto was signed in November 1999 and began contributing revenues in the second quarter of fiscal year 2000. During September 2001, we announced that Monsanto had amended the commercial partnership agreement by eliminating its option to terminate the agreement without cause in exchange for broader commercialization rights. This amendment commits Monsanto to a total partnership term of six years with committed funding through January 2005, plus options to extend the scope of work in time and volume. During November 2002 we announced that the research plan under the commercial partnership with Monsanto had been revised. The revision to the research plan will slow the timing of our revenue recognition during the fourth quarter 2002, but will not alter the amount of revenue we will recognize from the commercial partnership. Our commercial partnership with VDDI Pharmaceuticals was signed in February 2002, for the development of antibiotics for the treatment of gram-positive bacterial infections. Under the agreement, we will use our proprietary MetaVantage(TM) metabolomics technology platform to prioritize lead compounds targeting the essential bacterial enzyme nicotinamide adenine dinucleotide synthetase for further preclinical development. VDDI Pharmaceuticals began contributing to our revenues in the third quarter of 2002. Unless extended, this commercial partnership ends in December 2002, and as such will no longer contribute to our revenue. During June 2002, we announced that we have been awarded a five-year, $11.7 million ATP grant from the National Institute of Standards and Technology. The grant will be shared equally between Paradigm and LION bioscience AG. The federal funding will support the development of a Target Assessment Technologies Suite (TATS). This suite of technologies is intended to increase the number and success rate of validated targets for product development by the pharmaceutical and other life sciences industries. We anticipate significant commercial applications for the new technologies. We expect that the ATP grant will begin contributing to our revenues in the fourth quarter of 2002. We also generated additional revenues for the nine months ended September 30, 2002 from two grants award by the National Science Foundation. The first grant awarded in June 2002 is for the modification of terpenoid production in mint, and in July 2002 we were awarded a second grant for a high throughput gene discovery system in arabidopsis using geminivirus. During the nine-month period ended September 30, 2001 we generated revenues from a grant from the U.S. Department of Energy which ended in June 2001.

We have invested heavily in developing our GeneFunction Factory(TM), MetaVantage(TM), MetaTrace(TM) and FunctionFinder(TM) systems. We occupy office and laboratory space totaling approximately 74,800 square feet. In April, 2002 we announced an internal reorganization to better focus our resources in order to grow the human healthcare and agricultural businesses. All costs associated with the internal reorganization were incurred and expensed within the second quarter. As part of that reorganization we were able to consolidated our facilities during the third quarter 2002. Our total number of full time employees decreased to 213 employees at September 30, 2002 from 259 employees at September 30, 2001. Of our total number of employees on September 30, 2002, 85% were engaged in research and development activities. Our research and development efforts consisted of work performed under our commercial partnerships, grants and work advancing our own core technologies and programs.

We have incurred significant losses since our inception. As of September 30, 2002, our accumulated deficit was approximately $63.1 million and total stockholders' equity was approximately $40.0 million. Our net loss decreased to approximately $3.9 million during the three months ended September 30, 2002 compared to approximately $4.1 million during the three months ended September 30, 2001. The primary reason for the decrease in our net loss was due to a decrease in our total operating expenses offset by lower revenues from our commercial partnership with Bayer. Operating expenses including non-cash compensation charges decreased to approximately $9.0 million during the three months ended September 30, 2002, from approximately $10.2 million during the three months ended September 30, 2001. We expect to incur additional operating losses for the foreseeable future as we continue to develop our MetaVantage(TM) platform, advance our internal research and development programs, establish the infrastructure necessary to support our business and increase our marketing activities.

Results of Operations

Three Months Ended September 30, 2002 and 2001.

Revenues. Revenues are comprised of amounts recognized under our commercial partnerships, ParaGen genotyping business and two grants from the National Science Foundation. Total revenues decreased 16% to approximately $5.2 million for the three months ended September 30, 2002 compared to approximately $6.3 million for the three months ended September 30, 2001. The decrease was primarily due to lower throughput in our GeneFunction Factory(TM) related to work on our commercial partnership with Bayer, offset by an increase in revenues from our commercial partnership with Monsanto, revenues from our ParaGen genotyping business, revenues from our commercial partnership with VDDI Pharmaceuticals and our two grants with the National Science Foundation.

Revenues relating to our commercial partnership with Bayer decreased to approximately $1.2 million for the three months ended September 30, 2002 compared to approximately $3.1 million for the three months ended September 30, 2001. During the three months ended September 30, 2001, our commercial partnership with Bayer was expanded and extended for an additional three years, through September 2004, with a further two year option period through September 2006. We have completed the majority of the work under this commercial partnership and are as of September 30, 2002 ahead of schedule. As a result we have an accounts receivable balance of approximately $5.2 million relating to Bayer, of which approximately $3.7 million is classified as current and $1.5 million is classified as long term. We expect that revenues related to this commercial partnership will decline in the fourth quarter of 2002 when compared to the third quarter 2002.

Revenues relating to our commercial partnership with Monsanto increased to approximately $3.3 million for the three months ended September 30, 2002, from approximately $3.2 million for the three months ended September 30, 2001. This increase was primarily the result of an increase in throughput in our GeneFunction Factory(TM). As a result of the revision to the research plan we expect that revenues related to this commercial partnership will decrease in the fourth quarter as we alter our processes resulting in a temporary decrease in throughput in our GeneFunction Factory(TM).

Revenues relating to our commercial partnership with VDDI Pharmaceuticals, which was announced in February 2002, increased to approximately $645,000 for the three months ended September 30, 2002 compared to $0 for the three months ended September 30, 2001. Unless extended, this commercial partnership ends in December 2002 and as such will no longer contribute to our revenue. We expect that revenues related to this commercial partnership will decrease in the fourth quarter of 2002 as the total value of this commercial partnership is approximately $1.0 million.

Revenues relating to our ParaGen genotyping business, which we acquired in December 2001, increased to approximately $20,000 for the three months ended September 30, 2002 compared to $0 for the three months ended September 30, 2001. In November we announced that we will be seeking to divest the ParaGen genotyping business in the fourth quarter of 2002. We are expecting to recognize all of the expenses associated with the planned divestiture in the fourth quarter 2002. Our decision to divest the genotyping business was due to strategic reasons, as we believe that ParaGen does not fit into our future scientific programs.

Grant revenues increased to approximately $75,000 for the three months ended September 30, 2002 compared to $0 for the three months ended September 30, 2001. We are expecting that our grant revenues will remain flat through December 31, 2002 and then begin to decline as one of the grants with the National Science Foundation ends in December 2002 and the other ends in June 2003.

Research and Development Expenses. Research and development expenses consist primarily of personnel costs, costs of supplies, facility costs, license fees and depreciation of laboratory equipment. Research and development expenses decreased 13% to approximately $6.4 million for the three months ended September 30, 2002 compared to approximately $7.4 million for the three months ended September 30, 2001. This decrease was primarily due to a decrease in personnel costs, laboratory supply usage and consultant fees. In April 2002, we announced an internal reorganization to better focus our resources on our core business opportunities which has contributed to the reduction in our research and development expenses. All costs associated with the internal reorganization were incurred and expensed within the second quarter of 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of personnel costs, professional expenses, such as legal and accounting fees, facilities costs and taxes and insurance costs. Selling, general and administrative expenses decreased 7% to approximately $2.6 million for the three months ended September 30, 2002 compared to approximately $2.8 million for the three months ended September 30, 2001. This decrease was primarily due to lower administrative costs, particularly in the areas of human resources, legal and operations. We are expecting that the selling, general and administrative expenses will remain flat for the fourth quarter when compared to the third quarter 2002.

Divestiture. As a result of the planned ParaGen divestiture we are expecting that our expenses will be higher in the fourth quarter 2002 when compared to the third quarter 2002 as we accrue severance packages, write off the goodwill and the assets associated with the ParaGen genotyping business.

Other Income (Expense), Net. Other income (expense), net represents interest earned on our cash and cash equivalents and short-term and long-term investments, offset by interest expense on long-term debt, capital leases and the recognition of gains and losses on the sale of assets. Other income (expense), net increased 29% to an expense of approximately $168,000 for the three months ended September 30, 2002 compared to an expense of approximately $131,000 for the three months ended September 30, 2001. This increase was attributable to a reduction in interest earned on our cash balances offset by a decrease in our interest expense and approximately $90,000 related to the loss on the sale of assets. We expect that income (expense), net will continue to decrease as we use our cash balances to fund our operations and service our debt.

Net Loss. Net loss decreased 3% to approximately $3.9 million for the three months ended September 30, 2002, compared to approximately $4.1 million for the three months ended September 30, 2001. The decrease in the net loss was primarily due to the decrease in total operating expenses.

Nine Months Ended September 30, 2002 and 2001.

Revenues. Revenues are comprised of amounts recognized under our commercial partnerships, ParaGen genotyping business, two grants from the National Science Foundation and a grant from the U.S. Department of Energy which ended in June 2001. Total revenues decreased 8% to approximately $16.4 million for the nine months ended September 30, 2002, compared to approximately $17.8 million for the nine months ended September 30, 2001. The decrease was primarily due to lower throughput in our GeneFunction Factory(TM) related to work on our commercial partnership with Bayer, and a decrease in revenue recognized from our U.S. Department of Energy grant which ended in June 2001. This decrease was offset by an increase in revenues from our commercial partnerships with Monsanto and VDDI Pharmaceuticals, revenues from our ParaGen genotyping business and our two grants with the National Science Foundation.

Revenues relating to our commercial partnership with Bayer decreased to approximately $4.5 million for the nine months ended September 30, 2002 compared to approximately $9.8 million for the nine months ended September 30, 2001. During the nine months ended September 30, 2001, our commercial partnership with Bayer was expanded and extended for an additional six years, through September 2004, with a further two year option period through September 2006. We have completed the majority of the work under this commercial partnership and are as of September 30, 2002 ahead of schedule. As a result we have an accounts receivable balance of approximately $5.2 million relating to Bayer, of which approximately $3.7 million is classified as current and $1.5 million is classified as long term. We expect that revenues related to this commercial partnership will decline in the fourth quarter of 2002 when compared to the third quarter 2002.

Revenues relating to our commercial partnership with Monsanto increased to approximately $10.1 million for the nine months ended September 30, 2002, from approximately $7.9 million for the nine months ended September 30, 2001. This increase was primarily the result of an increase in throughput in our GeneFunction Factory(TM). As a result of the revision to the research plan we expect that revenues related to this commercial partnership will decrease in the fourth quarter as we alter our processes resulting in a temporary decrease in throughput in our GeneFunction Factory(TM).

Revenues relating to our commercial partnership with VDDI Pharmaceuticals, which was announced in February 2002, increased to approximately $645,000 for the nine months ended September 30, 2002 compared to $0 for the nine months ended September 30, 2001. Unless extended, this commercial partnership ends in December 2002 and as such will no longer contribute to our revenue. We expect that revenues related to this commercial partnership will decrease in the fourth quarter of 2002 as the total value of this commercial partnership is approximately $1.0 million.

Revenues relating to our ParaGen genotyping business, which we acquired in December 2001, increased to approximately $1.1 million for the nine months ended September 30, 2002 compared to $0 for the nine months ended September 30, 2001. In November we announced that we will be seeking to divest the ParaGen genotyping business in the fourth quarter of 2002. We are expecting to recognize all of the expenses associated with the planned divestiture in the fourth quarter 2002. Our decision to divest the genotyping business was due to strategic reasons, as we believe that ParaGen does not fit into our future scientific programs.

Grant revenues decreased to approximately $75,000 for the nine months ended September 30, 2002 compared to approximately $130,000 for the nine months ended September 30, 2001. For the nine months ended September 2002, grant revenue from our two new grants with the National Science Foundation was lower than the revenue from the grant with the U.S. Department of Energy which ended in June 2001. We are expecting that our grant revenues will remain flat through December 31, 2002 and then begin to decline as one of the grants with the National Science Foundation ends in December 2002 and the other ends in June 2003.

Research and Development Expenses. Research and development expenses consist primarily of personnel costs, including the recognition of deferred compensation, costs of supplies, facility costs, license fees and depreciation of laboratory equipment. Research and development expenses increased 7% to approximately $22.1 million for the nine months ended September 30, 2002 compared to approximately $20.7 million for the nine months ended September 30, 2001. This increase was primarily due to the addition of our ParaGen genotyping business, continued investment in building our MetaVantage(TM) platform, increased personnel costs, increased laboratory supply usage, additional license fees and depreciation of additional laboratory equipment.

Selling, General and Administrative Expense. Selling, general and administrative expenses consist primarily of personnel costs, including the recognition of deferred compensation expense, professional expenses, such as legal and accounting fees, facilities costs, business development costs, taxes and insurance costs and depreciation. Selling, general and administrative expenses decreased 16% to approximately $8.1 million for the nine months ended September 30, 2002 compared to approximately $9.6 million for the nine months ended September 30, 2001. This decrease was primarily due to lower administrative costs, particularly in the areas of company administrative costs, operations and human resources. Included in the expenses for the nine months ended September 30, 2001 is a one-time charge of $0.9 million related to an acquisition we are no longer pursuing.

Divestiture. As a result of the planned ParaGen divestiture we are expecting that our expenses will be higher in the fourth quarter 2002 when compared to the third 2002 as we accrue severance packages, write off the goodwill and the assets associated with the ParaGen genotyping business.

Other Income (Expense), Net. Other income (expense), net represents interest earned on our cash and cash equivalents and short-term and long-term investments, offset by interest expense on long-term debt, capital leases and the recognition of gains and losses on the sale of assets. Other income (expense), net decreased to an expense of approximately $305,000 for the nine months ended September 30, 2002 compared to an income of approximately $156,000 for the nine months ended September 30, 2001.

This decrease was attributable to a reduction in interest earned on our cash balances offset by a decrease in our interest expense and approximately $90,000 related to the loss of the sale of assets for the nine months ended September 30, 2002. We recognized approximately $127,000 related to the gain on the sale of assets for the nine months ended September 30, 2001. We expect that other income (expense), net will continue to decrease as we use our cash balances to fund our operations and service our debt.

Net Loss. Net loss increased 15% to approximately $14.2 million for the nine months ended September 30, 2002, compared to approximately $12.4 million for the nine months ended September 30, 2001. The increase in the net loss was primarily due to a decrease in revenues between the two periods and a decrease in other income (expense), net.

Liquidity and Capital Resources

We have historically financed our operations through the sale of common and preferred stock, debt and capital lease financing, payments received from commercial partnerships and government grants. From our inception through September 30, 2002, we have raised approximately $26.9 million in net cash proceeds from the sale of preferred stock. On May 10, 2000, we completed an initial public offering in which we sold 6,000,000 shares of common stock at $7.00 per share for net proceeds of approximately $37.6 million, net of underwriting discounts, commissions and other offering costs. On May 31, 2000, the underwriters exercised an over-allotment option to purchase an additional 750,000 shares resulting in additional net proceeds of approximately $4.9 million. On October 23, 2001, we closed a direct offering in which we sold 5,097,727 shares of common stock at $5.50 per share for proceeds of approximately $26.1 million, net of underwriting discounts, commissions and other offering costs.

Annual maturities of long-term debt subsequent to September 30, 2002 are approximately $1.1 million in 2002, approximately $4.1 million in 2003, approximately $2.8 million in 2004 and approximately $404,000 in 2005. In addition, we have several noncancellable operating leases pertaining to office lease space and other equipment. Our minimum lease payments, under these leases, subsequent to September 30, 2002, are approximately $0.5 million in 2002, approximately $1.8 million in 2003, approximately $1.9 million in 2004, approximately $1.9 million in 2005, approximately $1.9 million in 2006, and approximately $7.9 million thereafter.

We had cash, cash equivalents and short-term investments of approximately $9.4 million at September 30, 2002 compared to approximately $10.7 million at December 31, 2001. Our cash, cash equivalents, short-term investments and long-term investments totaled approximately $23.5 million at September 30, 2002 compared to approximately $43.0 million at December 31, 2001. During the nine months ended September 30, 2002, we repaid principal of $6.0 million that matured under our long-term debt agreements. We expect that our quarterly cash burn will decrease from that of the third quarter of 2002 as a result of our lower debt and our internal reorganization. We believe that our cash and investments balance coupled with cash from our commercial partners will be sufficient to cover our working capital needs through 2003. We are exposed to interest rate fluctuations on cash equivalents and short-term and long-term investments. Our cash, cash equivalents, short-term and long-term investments are invested in financial instruments with interest rates based on financial market conditions.

We had working capital of approximately $623,000 at September 30, 2002 compared to a working capital deficit of approximately $4.9 million at December 31, 2001. The decrease in our working capital deficit between September 30, 2002 and December 31, 2001 was primarily due to a reduction in our deferred revenue balance. We consider our long-term investments to be highly liquid. If we include long-term investments in our working capital, we would have had working capital of approximately $14.7 million at September 30, 2002 compared to approximately $27.3 million at December 31, 2001.

Our operating activities used cash of approximately $13.5 million for the nine months ended September 30, 2002 compared to approximately $13.6 million used for the nine months ended September 30, 2001. Cash used in operating activities for the nine months ended September 30, 2002 was primarily related to the funding of our net operating loss, a decrease in deferred revenue and a decrease in accounts payable.

Cash provided by investing activities totaled approximately $17.9 million for the nine months ended September 30, 2002 compared to approximately $14.3 million provided for the nine months ended September 30, 2001. Investing activities consist primarily of net maturities of investments offset by additions to property and equipment. Cash provided by investing activities increased for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 primarily as a result of a decrease in the net maturities of investments offset by a reduction in capital expenditures. Capital expenditures totaled approximately $118,000 for the nine months ended September 30, 2002 compared to approximately $7.3 million for the nine months ended September 30, 2001. Capital expenditures for the nine months ended September 30, 2002 consisted primarily of investments in our GeneFunction Factory(TM) and our MetaVantage(TM) platforms. We expect to continue to make investments in the purchase of property and equipment to support our operations. A portion of our cash may be used to acquire or invest in complementary businesses, products or technologies, or to obtain the right to use such complementary technologies.

Cash used in financing activities totaled approximately $6.2 million for the nine months ended September 30, 2002 compared to cash provided of approximately $1.7 million for the nine months ended September 30, 2001. Cash used in financing activities for the nine months ended September 30, 2002 was comprised of repayments of principal that matured under our long-term debt agreements. Cash provided by financing activities for the nine months ended September 30, 2001 was primarily comprised of borrowings under secured debt agreements of approximately $3.9 million.

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

See also "Risk Factors - Common Stock may be delisted from Nasdaq."

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

This report contains other forward-looking statements, including statements regarding: our ability to successfully develop and improve our GeneFunction Factory(TM); FunctionFinder(TM) system, MetaVantage(TM) platform, MetaTrace(TM) system, databases and other technologies; the future prospects of our metabolomic platform, our ability to improve drug discovery and development efforts; our ability to build an integrated drug discovery platform; anticipated activity under our commercial partnerships; our ability to establish intellectual property protection for our gene function information, databases, processes and other technologies; product development and commercialization efforts; our strategy and market opportunities, anticipated increases in our revenues and losses and the reasons therefore; expected reductions in our expenses and cash burn as a result of our April 2002 reorganization and lower debt; the timing of revenues under our commercial partnerships; our ability to meet or exceed our milestone targets and earn royalties under our commercial partnerships; our ability to maintain and to enter into new partnerships and alliances; our intended use of our cash and investments and other financial resources; our research and development and other expenses; and our operational and legal risks.

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

Item 4.  Controls and Procedures

       (a) Evaluation of Disclosure Controls and Procedures. The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on November 13, 2002, have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

        (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. Accordingly, no corrective actions were required or undertaken.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

(a) Risk Factors

Our common stock may be delisted from Nasdaq.

On October 25, 2002, we received a notice from the Nasdaq National Market that our common stock had failed to maintain the required minimum closing bid price of $1.00 for a period of 30 consecutive trading days. As a result, Nasdaq has provided us 90 calendar days, or until January 23, 2003, to regain compliance with this requirement or be delisted from trading. In order to regain compliance, the closing bid price of our common stock must stay above $1.00 for 10 consecutive trading days. If we are unable to regain compliance with this requirement during this time period, and any appeal to Nasdaq for relief from this requirement is unsuccessful, our common stock will be delisted from trading by the Nasdaq National Market. If this were to happen, trading in our common stock would decrease substantially, or cease altogether, the market price of our common stock may decline further, potentially to zero, and stockholders may lose some or all of their investment. Security analysts' and news media's coverage, if any, of us will be reduced. Furthermore, delisting of our common stock from the Nasdaq National Market would inhibit, if not preclude, our ability to raise additional working capital on acceptable terms, if at all.

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

We have incurred net losses in each year since our inception and expect these losses to continue. We experienced a net loss of approximately $3.9 million for the three months ended September 30, 2002. As of September 30, 2002, we had an accumulated deficit of approximately $63.1 million. To date, we have derived all of our revenues from three commercial partnerships, our ParaGen genotyping unit, and three government grants. We expect to derive revenue in the foreseeable future principally from commercial partnerships. However, we expect our revenues from our commercial partnership with Bayer will decrease in 2002. We expect to spend a significant amount of capital to fund research and development and enhance our core technologies, particularly our MetaVantage(TM) platform and MetaTrace(TM) system. As a result, we will need to generate significant additional revenues to become profitable. We cannot predict when, if ever, we will become profitable.

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

We have entered into three commercial partnerships and one contract. Our commercial partnerships with Bayer, Monsanto and VDDI Pharmaceuticals fund the development of certain new products, including herbicides, plants with improved nutritional and growth characteristics and antibiotics for the treatment of gram-positive bacterial infections. Under our contract with NIEHS we will use our technologies to determine how toxicants work and cause damage at the cellular level. If we are unable to successfully achieve milestones or our commercial partners fail to develop successful products, we will not earn the revenues contemplated under such partnerships or contract. In addition, we may not be able to enter into additional commercial partnerships. We do not control the resources that our commercial partners devote to our projects and our commercial partners may not perform their obligations. Our commercial partnerships are subject to termination rights by the commercial partners. If any of our commercial partners were to terminate its relationship with us, or fail to meet its contractual obligations, it could have a material adverse effect on our revenues and it could have a material adverse effect on our ability to undertake research, to fund related and other programs and to develop, manufacture and market any products that may have resulted from the commercial partnership. Also, we may pursue opportunities in fields that conflict with our commercial partners or in which our commercial partners could become active competitors. In either case, we may not be able to commercialize our products.

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

Our business and competitive position will depend in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies and products in the United States and other countries. As of October 31, 2002, we had 97 U.S. patent applications and 33 international patent applications pending covering our technology. We currently hold nine issued U. S. patents and no issued patents in other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries.

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

The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies, particularly life science companies, have been highly volatile. Our common stock began public trading in May 2000. The trading price of our common stock has been extremely volatile, and we believe it will remain highly volatile and may fluctuate substantially. See also "Our Common Stock may be delisted from Nasdaq".

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of September 30, 2002, there were 31,988,677 shares of common stock outstanding. All of the (i) 11,847,727 shares sold in our initial public offering and our October 2001 direct offering, (ii) 422,459 shares registered on Form S-3, (iii) outstanding shares that were registered on one of our registration statements on Form S-8, and (iv) shares that have been sold pursuant to Rule 144 or Rule 701 are freely transferable without restriction or further registration under the Securities Act, except for shares purchased by our "affiliates," as defined in Rule 144 of the Securities Act. The remaining shares of common stock outstanding are "restricted securities" as defined in Rule 144. Holders of these shares may sell them in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

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

(b) Recent Events

On November 5, 2002, the Company announced the hiring of Phil Alfano, as Chief Financial Officer and Barry Buzogany, as General Counsel.

On November 7, 2002, the Company also announced the planned divestiture of the ParaGen genotyping business unit and the revision of its research plan in its commercial partnership with Monsanto.

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

Exhibit 99.1      Paradigm Genetics, Inc - 2002 Non-Qualified Stock Option Plan.

         (b)      Reports on Form 8-K

On August 6, 2002, the Company filed a Report on Form 8-K in conjunction with a press release announcing the appointment of Heinrich Gugger, Ph.D as President and Chief Executive Officer.

On August 19, 2002, the Company filed a Report on Form 8-K in conjunction with the release of its financial results for the first quarter ended June 30, 2002 and the announcement of the appointment of Thomas Colatsky to the position of Vice President, Healthcare Research and the resignation of Ian A.W. Howes as Chief Financial Officer.

PARADIGM GENETICS, INC.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         PARADIGM GENETICS, INC.

DATE: November 14, 2002    SIGNATURE: /s/  Heinrich Gugger

                                      President and Chief Executive Officer

DATE: November 14, 2002    SIGNATURE: /s/  Andrew L. Graham

                                      Chief Accounting Officer

Certifications:
I, Heinrich Gugger, certify that:
1. I have reviewed this quarterly report on Form 10Q of Paradigm Genetics, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 14, 2002    SIGNATURE: /s/  Heinrich Gugger

                                           President and Chief Executive Officer

Certifications:
I, Andrew L. Graham, certify that:
1. I have reviewed this quarterly report on Form 10Q of Paradigm Genetics, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 14, 2002    SIGNATURE: /s/  Andrew L. Graham

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

Exhibit 99.1      Paradigm Genetics, Inc - 2002 Non-Qualified Stock Option Plan.