Form 10-Q
period 2003-03-31
PARADIGM GENETICS INC
filed 2003-05-15
CIK 1057217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of

1934 For the quarterly period ended: March 31, 2003.

OR

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange

Act of 1934 for the transition period from to

Commission File Number:

0-30365

Paradigm Genetics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	56-2047837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes  ☒            No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).

Yes  ☐            No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of Common Stock, as of the latest practicable date.

Title of each class Common stock $.01 par value Shares outstanding on May 1, 2003	32,041,655

PARADIGM GENETICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARADIGM GENETICS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,939,923	$5,883,907
Short-term investments	3,099,390	5,025,170
Accounts receivable	4,762,085	4,601,100
Interest receivable	117,617	267,424
Prepaid expenses	1,641,23210	1,631,429

Total current assets	17,560,247	17,409,030
Restricted cash	1,404,543	1,404,543
Property and equipment, net	21,199,259	22,431,290
Long-term investments	6,182,370	10,323,090
Long-term receivable	66,401	733,141
Other assets, net	311,889	320,916

Total assets	$46,724,709	$52,622,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$549,027	$964,819
Accrued liabilities	1,958,860	1,713,031
Deferred revenue	10,956,923	11,570,848
Long-term debt—current portion	3,992,626	4,093,196
Capital lease obligation—current portion	213,016	206,978
Other current liabilities	13,320	8,127

Total current liabilities	17,683,772	18,556,999
Long-term debt, less current portion	2,252,066	3,206,496
Capital lease obligation, less current portion	116,057	171,629

Total liabilities	20,051,895	21,935,124

Commitments
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 32,041,655 and 32,039,593 shares issued and outstanding as of March 31, 2003, and December 31, 2002, respectively	320,417	320,396
Additional paid-in capital	102,966,866	102,968,385
Deferred compensation	(290,489)	(404,873)
Accumulated deficit	(76,521,377)	(72,404,582)
Accumulated other comprehensive income	197,397	207,560

Total stockholders’ equity	26,672,814	30,686,886

Total liabilities and stockholders’ equity	$46,724,709	$52,622,010

The accompanying notes are an integral part of these condensed financial statements.

PARADIGM GENETICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues:
Commercial partnerships and government contracts	$3,838,844	$5,642,633
Grant revenues	228,339	—

Total revenues	4,067,183	5,642,633

Operating expenses:
Research and development (includes $135,603 and $105,007 of stock-based compensation expense for the three months ended March 31, 2003 and 2002, respectively)	5,831,776	7,631,736
Selling, general and administrative (includes $149,493 and $158,813 of stock-based compensation expense for the three months ended March 31, 2003 and 2002, respectively)	2,252,270	2,945,302

Total operating expenses	8,084,046	10,577,038

Loss from operations	(4,016,863)	(4,934,405)

Other income (expense):
Interest income	108,665	421,519
Interest expense	(233,266)	(477,783)

Other income (expense), net	(124,601)	(56,264)

Loss from continuing operations	(4,141,464)	(4,990,669)
Discontinued operations: Gain (loss) from discontinued operations	24,669	(226,474)

Net loss	$(4,116,795)	$(5,217,143)

Net loss per common share—basic and diluted:
Loss per share from continuing operations	$(0.13)	$(0.16)
Loss per share from discontinued operations	—	(0.01)
Net loss per common share	$(0.13)	$(0.16)

Weighted average common shares outstanding—basic and diluted	32,040,876	31,938,080

The accompanying notes are an integral part of these condensed financial statements.

PARADIGM GENETICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(4,116,795)	$(5,217,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,284,132	1,555,144
Stock-based compensation	285,096	263,820
Loss (gain) on disposal of assets	(44,869)	—
Changes in operating assets and liabilities:
Accounts and long-term receivables	505,755	(922,899)
Interest receivable	149,807	201,343
Prepaid expenses and other assets	(776)	677,311
Accounts payable	(415,791)	(1,716,760)
Accrued and other current liabilities	78,646	46,920
Deferred revenue	(613,925)	(1,161,492)

Net cash used in operating activities	(2,888,720)	(6,273,756)

Cash flows from investing activities:
Purchase of property and equipment	(157,232)	(355,282)
Sale of property and equipment	150,000	—
Purchase of investments	(3,013,444)	(6,010,182)
Maturities of investments	9,069,781	13,266,565

Net cash provided by investing activities	6,049,105	6,901,101

Cash flows from financing activities:
Repayments of long-term debt	(1,055,000)	(3,549,022)
Repayments of capital lease obligations	(49,534)	(98,524)
Common stock issuance costs	—	(28,000)
Proceeds from exercise of stock options	165	93,712
Purchase of restricted stock	—	(45,437)

Net cash used in financing activities	(1,104,369)	(3,627,271)

Net (decrease) increase in cash and cash equivalents	2,056,016	(2,999,926)
Cash and cash equivalents, beginning of period	5,883,907	6,151,521

Cash and cash equivalents, end of period	$7,939,923	$3,151,595

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

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $76.5 million as of March 31, 2003, incurred a net loss of $4.1 million for the three months then ended and expects to incur substantial additional losses for the remainder of 2003.

The Company has historically financed its operations through the sale of common and preferred stock, debt and capital lease financing, payments received from commercial partnerships and government grants. As of March 31, 2003, the Company had total cash and investments of $17.2 million, which is comprised of cash and cash equivalents of $7.9 million, short-term investments of $3.1 million and long-term investments of $6.2 million.

The Company expects to continue expanding the operations through internal growth, which it anticipates will be funded from existing cash, short-term and long-term investments, and cash flow from operations. The Company currently believes that these sources of liquidity will be sufficient to fund operations at least through mid 2004. From time to time, the Company evaluates potential acquisitions and other growth opportunities, which might require additional external financing, and the Company may seek funds from borrowings under credit facilities and public or private issuances of equity or debt securities. There can be no assurance that the Company will be successful in obtaining such additional external financing, or that the terms of such additional external financing will be on terms that are favorable to the Company.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any future period. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2003.

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

Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentations, with no effect on previously reported net loss, stockholders’ equity, or net loss per share.

Paradigm Genetics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the future undiscounted cash flows attributable to such asset or the business to which such asset relates and the net book value exceeds fair value. The impairment amount is measured as the amount by which the carrying amount of a long-lived asset (or asset group) exceeds its fair value. No impairment loss was required to be recognized during the three months ended March 31, 2003 or 2002.

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

Revenue Recognition

Revenues are derived from commercial partnerships and government contracts and grants. Payments from our commercial contracts are generally related to refundable or nonrefundable fees, milestone achievements or assay deliveries. Payments for refundable and nonrefundable fees and milestone achievements are recognized as revenues on a progress to completion basis over the term of the respective commercial partnership, except with respect to refundable fees for which revenue recognition does not commence until the refund right expires. Payments related to assay deliveries are recognized as revenues when accepted by the other party. Payments received under the Company’s commercial partnerships and government contracts and grants are generally non-refundable regardless of the outcome of the future research and development activities to be performed by the Company. Payments from government contracts and grants are recognized as revenues as related expenses are incurred over the term of each

Paradigm Genetics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

contract or grant.

Progress to completion under commercial partnerships is measured based on a comparison of the number of genes analyzed to the total number of genes to be analyzed, on a contract by contract basis. To the extent payments received exceed revenue recognized for each contract or grant the excess portion of such payments are recorded as deferred revenues. To the extent revenues recognized exceed payments received for each contract or grant the excess of such revenues are recorded as accounts receivable. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101 (“SAB 101”) issued by the Securities and Exchange Commission.

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

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company’s common stock at the grant date, the difference between the fair value of the Company’s common stock and the exercise price is recorded as deferred compensation. The Company reversed $1,665 and $256,323 of deferred compensation related to the cancellation of unvested options during the three months ended March 31, 2003 and 2002, respectively. Deferred compensation is amortized to compensation expense over the vesting period of the related stock option. The Company recognized $112,721 and $197,522 in non-cash compensation expense related to amortization of deferred compensation during the three months ended March 31, 2003 and 2002, respectively. During the three months ended March 31, 2003, the Company also accrued $172,375 in stock-based compensation related to stock grants that are to be made as part of the 2002 bonuses. The stock grants are to be paid in shares by no later than June 30, 2003. The fair market value of the stock grant was $0.30 and $0.65 per share on December 31, 2002 and March 31, 2003, respectively. The Company has adopted the disclosure requirements Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended by SFAS No. 148, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of grant. Stock options or warrants granted to non-employees for services are accounted for in accordance with SFAS No. 123, which requires that these options and warrants be valued using the Black-Scholes model and the resulting charge is then recorded as the related services are performed. The Company recognized an expense of $66,298 for the three months ended March 31, 2002 for stock options issued to consultants and the acceleration of certain options.

The Company continues to apply APB No. 25 and related interpretations in accounting for all of the Company’s stock option plans. Had compensation costs for the two plans been determined based on the fair value at the grant date for awards under the plans, consistent with the methods of SFAS No. 123, the Company’s net loss and net loss per share (basic and diluted) for the three months ended March 31, 2003 and 2002, would have been increased to the pro forma amounts indicated below:

Paradigm Genetics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	March 31,
	2003	2002
Net loss available to common stockholders:
As reported	$(4,116,795)	$(5,217,143)
Add: Stock-based employee compensation expense included in reported net loss	285,096	263,820
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	872,436	790,634

SFAS 123 proforma	$(4,704,135)	$(5,743,957)

Loss per common share—basic and diluted:
As reported	$(0.13)	$(0.16)

SFAS 123 proforma	$(0.15)	$(0.18)

The per share weighted average fair value of stock options granted during the three months ended March 31, 2003 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2003 and 2002: expected dividend yield of 0%; risk free interest rates of 3.82% in 2003 and 4.74% in 2002; expected option lives of approximately four years in 2003 and six years in 2002; and a volatility factors of 111% in 2003 and 106% in 2002.

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

The Company has two commercial partnerships and a contract with the government, which accounted for 100% of the Company’s commercial partnership and government contract revenues for the three months ended March 31, 2003 and 2002, respectively. Of the total accounts receivable balance at March 31, 2003 and 2002, 76% and 63%, respectively, is comprised of receivables from one of the commercial partnerships.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income” established standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company’s total comprehensive loss for the three month periods ended March 31, 2003 and 2002 was $3,919,398 and $5,537,097, respectively. The Company’s other comprehensive loss consisted of unrealized gains on investments of $197,397 for the three months ended March 31, 2003 and unrealized losses on investments of $319,954 for the three months ended March 31, 2002. The Company had no other items of other comprehensive gains or losses during the three months ended March 31, 2003 or 2002.

Net Loss Per Common Share

The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per common share (“Basic EPS”) is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants.

Paradigm Genetics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive for the periods indicated:

	Three Months Ended March 31,
	2003	2002
Options to purchase common stock	4,171,660	2,260,720
Warrants	303,779	303,779

Segment Reporting

Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information,” (“SFAS No. 131”) requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company has determined that it operated in only one segment.

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

Discontinued Operations

In November 2002, the Company decided to close the operations of ParaGen. At December 31, 2002 all of the goodwill and associated assets were written down to their fair value less cost to sell and reported in the loss from discontinued operations. As a result the Company recognized an impairment loss of $1,484,786 in 2002 (see Note 5). In February 2003 the ParaGen business assets were sold to DNA Landmarks for $300,000 and potential future royalties between 10% and 15%, over the next three years, of revenues from certain identified customers.

We are reporting the operating results from ParaGen in discontinued operations. For the three months ended March 31, 2003 and 2002, we are reporting a gain of $24,669 and a loss of $226,474, respectively. We are expecting a minimal income contribution from discontinued operations as we recognize royalties from the sale during 2003. We purchased ParaGen in 2001 from Celera Genomics for 422,459 shares of our common stock, which were subsequently registered for resale on an S-3 registration statement.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted using the original discount rate when the liability was initially recognized, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have any impact on the Company’s financial statements or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 nullifies Emerging Issues

Paradigm Genetics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF No. 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This is in contrast to EITF 94-3 that required recognition of a liability upon an entity’s commitment to an exit plan. SFAS No. 146 concludes that a commitment, by itself, does not create a present obligation meeting the definition of a liability. This statement establishes fair value as the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have any impact on the Company’s financial statements or results of operations.

In November 2002, the Financial Accounting Standards Board issued Financial Accounting Series FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN No. 45”). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretive guidance incorporated without change from Interpretation 34 continues to be required for financial statements for fiscal years ending after June 15, 1981—the effective date of Interpretation 34. The adoption of FIN No. 45 did not have any impact on the Company’s financial statements or results of operations.

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

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). FASB Statements No. 133 “Accounting for Derivative Instruments and Hedging Activities” and No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 149 amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process. This Statement contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements”, and FASB Statements No. 65, “Accounting for Certain Mortgage Banking Activities”, No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, No. 95, “Statement of Cash Flows”, and No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities”. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 is not expected to have any impact on our financial statements or results of operations.

In January 2003, the Financial Accounting Standards Board issued Financial Accounting Series FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). FIN 46 has far-reaching effects and applies to new entities created after January 31, 2003, as well as applies to existing entities in which an enterprise

Paradigm Genetics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

obtains an interest after that date. The provisions of FIN 46 are effective in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 is the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, or (b) other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN No. 46 should be used to account for existing and new entities. The adoption of FIN No. 46 is not expected to have any impact on our financial statements or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

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

We currently have commercial partnerships with Bayer Crop Sciences (“Bayer”) in the area of crop protection and the Monsanto Company (“Monsanto”) in the areas of crop production and nutrition. Our commercial partnership with Bayer was signed in September 1998 and was extended in June 2001. Under the terms of the agreement, the companies will collaborate on herbicide discovery for up to an additional five years through September 2006. This includes three years of committed funding through September 2004, plus a two-year option through September 2006. The commercial partnership with Monsanto was signed in November 1999 and began contributing revenues in the second quarter of fiscal year 2000. During September 2001, we announced that Monsanto had amended the commercial partnership agreement by eliminating its option to terminate the agreement without cause in exchange for broader commercialization rights. This amendment commits Monsanto to a total partnership term of six years with committed funding through January 2006. During November 2002 we announced that the research plan under the commercial partnership with Monsanto had been revised. The revision to the research plan slowed the timing of our revenue recognition during the fourth quarter 2002, but will not alter the amount of revenue we will recognize from the commercial partnership over its full term.

We also have a $23.8 million five-year contract with NIEHS that was signed in September 2002 and began contributing to our revenue in the fourth quarter of 2002. Under the terms of the contract we will use our technologies to determine how toxicants work and cause damage at the cellular level. On April 24, 2003, the Company announced that the NIEHS exercised an option in the $23.8 million contract, providing for an additional $8.4 million for toxicogenomics studies.

In addition we have two government grants. Our Advanced Technology Program (ATP) grant from National Institute of Standards and Technology (NIST) was awarded in June 2002 for $11.7 million over five-years. The grant will be shared equally between Paradigm and LION Bioscience A.G. This grant is in the area of target validation and will support the development of a Target Assessment Technologies Suite (TATS), which is intended to increase the number and success rate of validated targets for product development by the pharmaceutical and other life sciences industries. We anticipate significant commercial applications for the new technologies. The second grant awarded in July 2002, is with the National Science Foundation (NSF) for the development of a high throughput gene discovery system in arabidopsis using geminivirus.

During the first quarter of 2003, we entered into a collaboration with TissueInformatics, Inc. to discover novel biomarkers for chronic liver disease. We also announced the launch of the microarray services business and the signing of a co-marketing agreement with Agilent Technologies Inc. whereby we were named as a preferred service provider for Agilent’s DNA microarray products. We are not expecting significant revenue or cash flow from the collaboration or the microarray services business during 2003. Potential revenue and cash flow beyond 2003 from the collaboration or the microarray services business will depend on market acceptance of these technologies and services. At this time we cannot predict the market acceptance of these technologies and services.

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

We have incurred significant losses since our inception. As of March 31, 2003, our accumulated deficit was approximately $76.5 million and total stockholders’ equity was approximately $26.7 million. Our net loss decreased to approximately $4.1 million for the three months ended March 31, 2003 compared to approximately $5.2 million for the three months ended March 31, 2002. The primary reason for the decrease in our net loss was due to the decrease in our operating expenses partially offset by reduced revenues. Operating expenses decreased to approximately $8.1 million for the three months ended March 31, 2003, from approximately $10.6 million for the three months ended March 31, 2002, in large part due to our reorganization efforts. We expect to incur additional operating losses for the foreseeable future as we continue to advance our internal research and development programs, primarily in the healthcare area.

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

Revenues are derived from commercial partnerships and government contracts and grants. Payments from our commercial contracts are generally related to refundable or nonrefundable fees, milestone achievements or assay deliveries. Payments for refundable and nonrefundable fees and milestone achievements are recognized as revenues on a progress to completion basis over the term of the respective commercial partnership, except with respect to refundable fees for which revenue recognition does not commence until the refund right expires. Payments related to assay deliveries are recognized as revenues when accepted by the other party. Payments received under the Company’s commercial partnerships and government contracts and grants are generally non-refundable regardless of the outcome of the future research and development activities to be performed by the Company. Payments from government contracts and grants are recognized as revenues as related expenses are incurred over the term of each contract or grant.

Progress to completion under commercial partnerships is measured based on a comparison of the number of genes analyzed to the total number of genes to be analyzed, on a contract by contract basis. To the extent payments received exceed revenue recognized for each contract or grant the excess portion of such payments are recorded as deferred revenues. To the extent revenues recognized exceed payments received for each contract or grant the excess of such revenues are recorded as accounts receivable. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101 (“SAB 101”) issued by the Securities and Exchange Commission.

Results of Operations

Three Months Ended March 31, 2003 and March 31, 2002.

Revenues. Revenues are comprised of amounts recognized under our commercial partnerships, our contract with NIEHS, our ATP grant and one grant from the National Science Foundation. Total revenues decreased 28% to approximately $4.1 million for the three months ended March 31, 2003 compared to approximately $5.6 million for the three months ended March 31, 2002. The decrease was primarily due to lower throughput in our GeneFunction Factory™ related to work on our commercial partnerships with Bayer and Monsanto, offset, in part, by an increase in revenues from our contract with NIEHS, our grant with ATP and our one grant with the National Science Foundation.

Revenues relating to our commercial partnership with Bayer decreased to approximately $0.5 million for the three months ended March 31, 2003 compared to approximately $1.9 million for the three months ended March 31, 2002. At March 31, 2003, we were substantially ahead of schedule for the gene discovery component of our work for Bayer. Under the terms of our agreement, payments from Bayer for this gene discovery work are fixed and are paid quarterly regardless of the amount of work performed. We expect that revenues related to this commercial partnership will decline in 2003 when compared to 2002 (cash receipts do not equate to revenue recognized), given that most of the work currently planned has been completed. The recognition of the revenue associated with assay deliveries is subject to the timing of the deliveries.

Revenues relating to our commercial partnership with Monsanto decreased to approximately $2.9 million for the three months ended March 31, 2003, from approximately $3.7 million for the three months ended March 31, 2002. This decrease was primarily the result of lower throughput than in 2002. We expect that revenues related to this commercial partnership will remain flat through 2003 when compared to the first quarter.

Grant revenues increased to approximately $228,000 for the three months ended March 31, 2003 compared to $0 for the three months ended March 31, 2002. We are expecting that our grant revenues will increase through December 31, 2003 as we continue to perform work related to our grant with ATP.

Research and Development Expenses. Research and development expenses consist primarily of personnel costs, costs of supplies, facility costs, license fees, consulting fees and depreciation of laboratory equipment. Research and development expenses decreased 24% to approximately $5.8 million for the three months ended March 31, 2003 compared to approximately $7.6 million for the three months ended March 31, 2002. This decrease was primarily due to the reduction in our personnel costs as a result of our internal reorganization completed in April 2002 and internal cost controls. We expect that our research and development expenses will increase as we add new revenue generating contracts.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of personnel costs, including the recognition of deferred compensation expense, professional expenses, such as legal and accounting fees, facilities costs, business development costs and depreciation. Selling, general and administrative expenses decreased 24% to approximately $2.3 million for the three months ended March 31, 2003 compared to approximately $2.9 million for the three months ended March 31, 2002. This decrease was related to the reduction in our personnel costs as a result of our internal reorganization completed in April 2002 and internal cost controls. We expect that our selling general and administrative expenses will remain flat or decrease through 2003.

Other Income (Expense), Net. Other income (expense), net represents interest earned on our cash, cash equivalents, short-term investments and long-term investments offset by interest expense on long-term debt and capital leases. Other income (expense), net increased 121% to an expense of approximately $125,000 for the three months ended March 31, 2003 compared to an expense of approximately $56,000 for the three months ended March 31, 2002. This increase was attributable to the reduction in interest earned on our cash and investment balances offset, in part, by reduced interest expense as we continue to pay down our debt balances. We expect that other income (expense), net will continue to decrease as we use our cash and investment balances to fund our operations and service our debt.

Liquidity and Capital Resources

We have historically financed our operations through the sale of common and preferred stock, debt and capital lease financing, payments received from commercial partnerships and government grants. From our inception through March 31, 2003, we have raised approximately $26.9 million in net cash proceeds from the sale of preferred stock. On May 10, 2000, we completed an initial public offering in which we sold 6,000,000 shares of common stock at $7.00 per share for net proceeds of approximately $37.6 million, net of underwriting discounts, commissions and other offering costs. On May 31, 2000, the underwriters exercised an over-allotment option to purchase an additional 750,000 shares resulting in net proceeds of approximately $4.9 million. On October 23, 2001, we closed a direct offering in which we sold 5,097,727 shares of common stock at $5.50 per share for proceeds of approximately $26.1 million, net of underwriting discounts, commissions and other offering costs.

Annual maturities of long-term debt subsequent to March 31, 2003 are approximately $3.0 million in 2003, approximately $2.8 million in 2004 and approximately $404,000 in 2005. In addition, we have several noncancellable operating leases pertaining to office lease space and other equipment. Our minimum lease payments, under these leases, subsequent to March 31, 2003, are approximately $1.4 million in 2003, approximately $1.9 million in 2004, approximately $1.9 million in 2005, approximately $1.9 million in 2006, approximately $1.9 million in 2007 and approximately $6.0 million thereafter.

We had cash, cash equivalents and short-term investments of approximately $11.0 million at March 31, 2003 compared to approximately $10.9 million at December 31, 2002. Our cash, cash equivalents, short-term investments and long-term investments totaled approximately $17.2 million at March 31, 2003 compared to approximately $21.2 million at December 31, 2002. During the three months ended March 31, 2003, we repaid principal of $1.1 million that matured under our long-term debt agreements. We are exposed to interest rate fluctuations on cash equivalents and short-term and long-term investments. Our cash and cash equivalents, short-term, and long-term investments are invested in financial instruments with interest rates based on financial market conditions.

We had a working capital deficit of approximately $124,000 at March 31, 2003 compared to a working capital deficit of approximately $1.1 million at December 31, 2002. The decrease in our working capital deficit between December 31, 2002 and March 31, 2003 was primarily due to the repayment of principal under a long-term debt agreement and a reduction in our deferred revenue balance.

Our operating activities used cash of approximately $2.5 million for the three months ended March 31, 2003 compared to approximately $6.3 million used for the three months ended March 31, 2002. Cash used in operating activities for the three months ended March 31, 2003 was primarily related to the funding of our net operating loss, a decrease in accounts payable, a decrease in deferred revenue and an increase in accounts receivable.

Cash provided by investing activities totaled approximately $6.0 million for the three months ended March 31, 2003 compared to approximately $6.9 million provided for the three months ended March 31, 2002. Investing activities consist primarily of net maturities of investments offset by additions to property and equipment. Cash provided by investing activities decreased for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 primarily as a result of a decrease in the net maturities of investments. Capital expenditures totaled approximately $57,000 for the three months ended March 31, 2003 compared to approximately $355,000 for the three months ended March 31, 2002. We expect to continue to make investments in the purchase of property and equipment to support our operations. A portion of our cash may be used to acquire or invest in complementary businesses, products or technologies, or to obtain the right to use such complementary technologies.

Cash used in financing activities totaled approximately $1.1 million for the three months ended March 31, 2003 compared to approximately $3.6 million used for the three months ended March 31, 2002. All of the cash used in financing activities for the three months ended March 31, 2003 comprised repayments of principal that matured under our long-term debt agreements.

We expect to continue expanding our operations through internal growth, which we anticipate will be funded from existing cash, short-term and long-term investments, and cash flow from operations. We currently believe that these sources of liquidity will be sufficient to fund our operations at least through mid 2004. From time to time, we evaluate potential acquisitions and other growth opportunities, which might require additional external financing, and we might seek funds from borrowings under credit facilities and public or private issuances of equity or debt securities. There can be no assurance that we will be successful in obtaining such additional external financing, or that the terms of such additional external financing will be on terms that are favorable to the Company.

Our common stock is currently at risk for delisting from the Nasdaq National Market, and we are operating pursuant to a delisting waiver period through July 3, 2003. Delisting could inhibit, if not preclude, our ability to raise additional working capital on acceptable terms, if at all, or to utilize our stock as full or partial consideration for the acquisition from third parties of any lines of business or technology. See “Risk Factors—Our common stock may be delisted from Nasdaq.”

Potential Volatility of Quarterly Operating Results and Stock Price

Our quarterly and annual operating results have fluctuated, and we expect that they will continue to fluctuate in the future. Factors that could cause these fluctuations include:

•	the timing of the initiation, progress or cancellation of commercial partnerships
•	the mix of work performed for our commercial partners and government contracts in a particular period
•	the timing of internal expansion costs, and
•	the timing and amount of costs associated with evaluating and integrating acquisitions, if any.

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

FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this Quarterly Report, and they may also be made a part of this Quarterly Report by reference to other documents filed with the Securities and Exchange Commission, which is known as “incorporation by reference.”

Our forecast of the period of time through which our financial resources will be adequate to support our operations and other statements contained in this report are forward-looking and involve risks and uncertainties. Actual results could vary as a result of a number of factors. We currently believe that our existing cash and investments securities and anticipated cash flow from existing revenue sources will be sufficient to support our current operating plan at least through mid 2004. We have based this estimate on assumptions that may prove to be wrong. It is possible that we may seek additional funding within this timeframe. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available or, even if available, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results. Our future capital requirements will depend on many factors, including:

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

Such statements are based on management’s current expectations and are subject to a number of risks, factors and uncertainties that may cause actual results, events and performance to differ materially from those referred to in the forward-looking statements. These risks include, but are not limited to, our early stage of development, history of net losses, technological and product development uncertainties, reliance on research collaborations, uncertainty of additional funding and ability to protect our patents and proprietary rights. These and other risks are discussed below in Part II, Item 5 of this report, titled “Business—Risk Factors.”

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only of the date of this Quarterly Report or the date of the document incorporated by reference in this Quarterly Report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to the Company or to any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes since December 31, 2002.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c ) and 15d-14(c )) on May 13, 2003 have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

(d) Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information—Risk Factors

(a) Risk Factors

Our common stock may be delisted from Nasdaq.

On October 25, 2002, we received a notice from the Nasdaq National Market that our common stock had failed to maintain the required minimum closing bid price of $1.00 for a period of 30 consecutive trading days. As a result, Nasdaq provided us 90 calendar days, or until January 23, 2003, to regain compliance with this requirement or be subject to delisting from the Nasdaq National Market. In order to regain compliance, the closing bid price of our common stock needed to remain above $1.00 for 10 consecutive trading days. We were unable to regain compliance with this requirement during this time period. On March 6, 2003 we appeared before a Nasdaq listing qualifications board in order to appeal to Nasdaq for relief from this requirement. In April 2003 we were notified that we had been given until July 3, 2003 to regain compliance with this requirement. If we are unable to do so, our common stock will be delisted from trading by the Nasdaq National Market, in which case we plan to apply for listing on the Nasdaq SmallCap Market. While we currently meet the criteria that would enable us to transfer to the Nasdaq SmallCap Market, there is no assurance we will continue to meet the criteria at the time we apply for SmallCap inclusion or that we will be accepted. If we could not transfer to the Nasdaq SmallCap Market and were forced to be listed on the NASD’s OTC Bulletin Board, trading in our common stock would likely decrease substantially, or cease altogether, the market price of our common stock may decline further, potentially to zero, and stockholders may lose some or all of their investment. Securities analysts’ and news media’s coverage, if any, of us will be reduced. Furthermore, delisting of our common stock from the Nasdaq National Market and subsequent delisting from the Nasdaq SmallCap Market or failure to meet the requirements for transferring to the SmallCap Market could inhibit, if not preclude, our ability to raise additional working capital on acceptable terms, if at all, or to utilize our stock as full or partial consideration for the acquisition of any lines of business from third parties.

We are an early stage company using unproven technologies and, as a result, we may never achieve, or be able to maintain, profitability.

You should evaluate us in light of the uncertainties affecting an early stage biotechnology company. Our GeneFunction FactoryTM, our FunctionFinderTM system, our metabolic profiling platform, and our databases are still evolving. We have not yet proven that determining the function of a gene in commercially significant target organisms or elucidating the biochemical profiles of cells, tissues, or fluids will enable us to develop commercial products. Furthermore, while we are continuing with our work in the agriculture sector, we are increasing our efforts to address the human health market with our metabolic profiling platform. To date, we have no significant commercial partnerships in this area.

We have a history of net losses. We will continue to incur net losses that may depress our stock price.

We have incurred net losses in each year since our inception and expect these losses to continue. We experienced a net loss of approximately $23.5 million for the twelve months ended December 31, 2002 and approximately $4.1 million for the three months ended March 31, 2003. As of March 31, 2003, we had an accumulated deficit of approximately $76.5 million. To date, we have derived all of our revenues from a government contract, two commercial partnerships and government grants. We expect to derive revenue in the foreseeable future principally from government contracts and commercial partnerships. However, we expect our revenues from our commercial partnership with Bayer will decrease in 2003. We expect to spend a significant amount of capital to fund research and development and enhance our core technologies, particularly our metabolic profiling platform. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenues to become profitable. We cannot accurately predict when, if ever, we will become profitable.

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

Our business and competitive position will depend in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies and products in the United States and other countries. As of May 01, 2003, we had 73 U.S. patent applications pending and 38 international patent applications pending, which are subject to rights that we have granted to various collaborators and development partners. We own 9 issued U.S. patents and no issued patents in any other country. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of May 1, 2003, there were 32,041,655 shares of common stock outstanding. All of the (i) 11,847,727 shares sold in our initial public offering and our October 2001 direct offering, (ii) 422,459 shares issued to Celera and subsequently registered on Form S-3, (iii) outstanding shares issued pursuant to stock option exercises or purchases under our Employee Stock Purchase Plan that were registered on one of our registration statements on Form S-8, and (iv) shares that have been sold pursuant to Rule 144 or Rule 701 are freely transferable without restriction or further registration under the Securities Act, except for shares purchased by our “affiliates,” as defined in Rule 144 of the Securities Act. The remaining shares of common stock outstanding are “restricted securities” as defined in Rule 144. Holders of these shares may sell them in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

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

(b) Recent Events

On April 24, 2003, the Company announced that the National Institute of Environmental Health Sciences (NIEHS) exercised an option in its existing five-year $23.8 million contract, providing for an additional $8.4 million for toxicogenomics studies. Two million dollars of this modification is currently allotted and earmarked to perform research for the National Toxicology Program (NTP).

On April 9, 2003, the Company announced that it received notification from Nasdaq granting the company an extension until July 3, 2003 to re-establish compliance with the Nasdaq National Market’s minimum $1.00 closing bid requirement.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 3.1	Restated Certificate of Incorporation (Filed as Exhibit 3.2 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 3.2

Amended and Restated Bylaws (Filed as Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the SEC on March 30, 2001 and incorporated herein by reference).

Exhibit 4.1	Form of Common Stock Certificate (Filed as Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 99.1	Certification pursuant Section 906 of Sarbanes-Oxley Act 2002.

Exhibit 99.2	Certification of President and Chief Executive Officer pursuant Section 302 of Sarbanes-Oxley Act 2002.

Exhibit 99.3	Certification of Vice President, Finance, Chief Accounting Officer and Treasurer pursuant Section 302 of Sarbanes-Oxley Act 2002.

(b) Reports on Form 8-K

On January 15, 2003, the Company filed a Report on Form 8-K, in conjunction with a press release announcing DNA Landmark’s acquisition of Paragen.

On January 30, 2003, the Company filed a Report on Form 8-K, in conjunction with a press release announcing the receipt of Nasdaq notice of delisting.

PARADIGM GENETICS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARADIGM GENETICS, INC.

DATE: May 15, 2003     SIGNATURE: /s/ Philip R Alfano

Philip R Alfano

Vice President, Finance

Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit 99.1	Certification pursuant Section 906 of Sarbanes-Oxley Act 2002.

Exhibit 99.2	Certification of President and Chief Executive Officer pursuant Section 302 of Sarbanes-Oxley Act 2002.

Exhibit 99.3	Certification of Vice President, Finance, Chief Accounting Officer and Treasurer pursuant Section 302 of Sarbanes-Oxley Act 2002.