Form 10-Q
period 2003-09-30
PARADIGM GENETICS INC
filed 2003-11-14
CIK 1057217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of

1934 For the quarterly period ended: September 30, 2003.

OR

☐    Transition report pursuant to section 13 or 15(d) of the Securities Exchange

Act of 1934 for the transition period from              to

Commission File Number:

0-30365

Paradigm Genetics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	56-2047837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

108 T.W. Alexander Drive, Research Triangle Park, North Carolina    27709

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of Common Stock, as of the latest practicable date.

Title of each class Common stock $.01 par value Shares outstanding on November 3, 2003	32,564,425

PARADIGM GENETICS, INC.

INDE X

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

PARADIGM GENETICS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,835,276	$5,883,907
Short-term investments	3,076,920	5,025,170
Accounts receivable	3,934,932	4,601,100
Interest receivable	115,106	267,424
Prepaid expenses	1,097,544	1,628,088
Inventory	309,526	3,341

Total current assets	15,369,034	17,409,030
Restricted cash	1,404,543	1,404,543
Property and equipment, net	18,520,443	22,431,290
Long-term investments	6,117,210	10,323,090
Long-term receivable	—	733,141
Other assets, net	354,628	320,916

Total assets	$41,765,858	$52,622,010

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$607,314	$964,819
Accrued liabilities	2,627,260	1,713,031
Deferred revenue	8,634,899	11,570,848
Line of credit	1,500,000	—
Long-term debt—current portion	2,252,633	4,093,196
Capital lease obligation—current portion	160,000	206,978
Other current liabilities	31,759	8,127

Total current liabilities	15,813,865	18,556,999
Long-term debt, less current portion	4,296,087	3,206,496
Capital lease obligation, less current portion	—	171,629

Total liabilities	20,109,952	21,935,124

Commitments
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 32,564,425 and 32,039,593 shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively	325,644	320,396
Additional paid-in capital	103,615,280	102,968,385
Deferred compensation	(83,096)	(404,873)
Accumulated deficit	(82,350,917)	(72,404,582)
Accumulated other comprehensive income	148,995	207,560

Total stockholders’ equity	21,655,906	30,686,886

Total liabilities and stockholders’ equity	$41,765,858	$52,622,010

The accompanying notes are an integral part of these condensed financial statements.

PARADIGM GENETICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Commercial and government contracts	$5,135,108	$5,134,612	$14,255,947	$15,191,562
Grant revenues	866,536	74,991	1,409,659	74,991

Total revenues	6,001,644	5,209,603	15,665,606	15,266,553

Operating expenses:
Research and development (includes $52,654 and $77,824 of stock based compensation expense for the three months ended September 30, 2003 and 2002, respectively, and includes $378,279 and $272,362 of stock based compensation expense for the nine months ended September 30, 2003 and 2002, respectively)	6,171,838	5,991,449	18,516,350	20,712,656
Selling, general and administrative (includes $40,016 and $50,488 of stock based compensation expense for the three months ended September 30, 2003 and 2002, respectively, and includes $434,072 and $271,641 of stock based compensation expense for the nine months ended September 30, 2003 and 2002, respectively)	1,882,042	2,606,069	6,579,992	8,057,482

Total operating expenses	8,053,880	8,597,518	25,096,342	28,770,138

Loss from operations	(2,052,236)	(3,387,915)	(9,430,736)	(13,503,585)

Other income (expense):
Interest income	82,399	233,645	285,960	929,632
Interest expense	(309,846)	(312,354)	(741,721)	(1,145,109)

Other income (expense), net	(227,447)	(78,709)	(455,761)	(215,477)

Loss from continuing operations	(2,279,683)	(3,466,624)	(9,886,497)	(13,719,062)
Discontinued operations:
Gain (loss) from discontinued operations	36,807	(385,932)	(59,838)	(358,469)
Loss on disposal of assets	—	(80,413)	—	(80,413)

Gain (loss) from discontinued operations	36,807	(466,345)	(59,838)	(438,882)

Net loss	$(2,242,876)	$(3,932,969)	$(9,946,335)	$(14,157,944)

Net loss per common share— basic and diluted:
Loss per share from continuing operations	$(0.07)	$(0.11)	$(0.31)	$(0.43)
Gain (loss) per share from discontinued operations	(0.00)	(0.01)	0.00	(0.01)

Net loss per common share	$(0.07)	$(0.12)	$(0.31)	$(0.44)

Weighted average common shares outstanding – basic and diluted	32,564,260	31,993,748	32,225,900	31,958,180

The accompanying notes are an integral part of these condensed financial statements.

PARADIGM GENETICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(9,946,335)	$(14,157,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,926,989	4,531,479
Stock-based compensation	812,351	544,003
Loss on sale of assets	167,636	89,743
Changes in operating assets and liabilities:
Accounts receivable	1,399,309	(655,818)
Interest receivable	152,318	340,675
Prepaid expenses	500,173	580,801
Inventory	(309,256)	—
Accounts payable	(357,505)	(1,260,621)
Accrued and other current liabilities	1,085,611	463,783
Deferred revenue	(2,935,949)	(3,352,623)

Net cash used in operating activities	(5,504,658)	(12,876,522)

Cash flows from investing activities:
Purchase of property and equipment	(521,516)	(834,715)
Proceeds from sale of assets	337,738	—
Restricted cash	—	70,327
Purchase of investments	(3,013,444)	(22,052,329)
Maturities of investments	9,109,009	40,021,182

Net cash provided by investing activities	5,911,787	17,204,465

Cash flows from financing activities:
Borrowings under notes payable	5,000,000	—
Borrowings under the revolving line of credit	1,500,000	—
Repayments of debt	(5,750,972)	(6,022,270)
Repayments of capital lease obligations	(218,607)	(253,492)
Common stock issuance costs	—	(28,000)
Proceeds from exercise of stock options	—	150,295
Proceeds from issuance of common stock, net	13,819	18,071
Purchase of restricted stock	—	(59,776)

Net cash provided by (used in) financing activities	544,240	(6,195,172)

Net increase (decrease) in cash and cash equivalents	951,369	(1,867,229)
Cash and cash equivalents, beginning of period	5,883,907	6,151,521

Cash and cash equivalents, end of period	$6,835,276	$4,284,292

The accompanying notes are an integral part of these condensed financial statements.

Paradigm Genetics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1.    Organization and Summary of Significant Accounting Policies

Paradigm Genetics, Inc. (the “Company” or “Paradigm”) was founded in September 1997, and is a biotechnology company driving research and development productivity by focusing its integrated suite of technologies on the product development cycle, from target discovery to the enhancement of safety and efficacy profiles. The Company uses a systems biology approach to understand gene function in the context of biological pathways and to develop assays and biomarkers for molecular diagnostic solutions for life sciences companies. Paradigm’s proven expertise in gene expression profiling, biochemical profiling, phenotypic analysis, assay development and pathway informatics benefits the company’s healthcare and agricultural partners.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $82.4 million as of September 30, 2003, incurred a net loss of $2.2 million for the three months then ended and expects to incur additional losses for the remainder of 2003.

The Company has historically financed its operations through the sale of common and preferred stock, debt and capital lease financing, payments received from commercial partnerships and government grants. As of September 30, 2003, the Company had total cash and investments of $16.0 million, which comprises cash and cash equivalents of $6.8 million, short-term investments of $3.1 million and long-term investments of $6.1 million. In July 2003, the Company announced a debt financing agreement with Silicon Valley Bank, which added approximately $2.0 million to its cash and investments after prepaying the equipment financing loan with Transamerica Technology Finance. Under the debt financing agreement with Silicon Valley Bank, the Company has the ability to draw down on a $2.5 million revolving line of credit, subject to certain conditions. At September 30, 2003, the Company utilized $1.5 million of this facility, which is reflected in the cash and current debt balances.

The Company expects to continue expanding the operations through internal growth, which it anticipates will be funded from existing cash, short-term and long-term investments. Based on anticipated results, we currently believe that our existing cash and investments securities and anticipated cash flow from revenue sources will be sufficient to support our current operating plan, at a minimum, through the end of 2004. From time to time, the Company evaluates potential acquisitions and other growth opportunities, which might require additional external financing, and the Company may seek funds from borrowings under credit facilities and public or private issuances of equity or debt securities. There can be no assurance that the Company will be successful in achieving anticipated results or in obtaining such additional external financing, or that the terms of such additional external financing, if received, would be on terms that are favorable to the Company.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any future period. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2003.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

Paradigm Genetics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

Property and Equipment

Property and equipment comprises buildings, laboratory equipment, computer equipment, furniture, and leasehold improvements, which are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Expenditures for maintenance and repairs are charged to operations as incurred; major expenditures for renewals and betterments are capitalized and depreciated. Property and equipment acquired under capital leases are being depreciated over their estimated useful lives or the respective lease term, if shorter.

Other Assets

Other assets include deposits for building leases and other deferred costs.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the future undiscounted cash flows attributable to such asset or the business to which such asset relates and the net book value exceeds fair value. The impairment amount is measured as the amount by which the carrying amount of a long-lived asset (or asset group) exceeds its fair value. No impairment loss was required to be recognized during the three and nine months ended September 30, 2003 and 2002.

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

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company’s common stock at the grant date, the difference between the fair value of the Company’s common stock and the exercise price is recorded as deferred compensation. The Company reversed $1,226 and $87,771 of deferred compensation related to the cancellation of unvested options during the three months ended September 30, 2003 and 2002, respectively. The Company reversed $6,853 and $537,467 of deferred compensation related to the cancellation of unvested options during the nine months ended September 30, 2003 and 2002, respectively. Deferred compensation is amortized to compensation expense over the vesting period of the related stock option. The Company recognized $92,670 and $128,312 in non-cash compensation expense related to amortization of deferred compensation during the three months ended September 30, 2003 and 2002, respectively. The Company recognized $314,926 and $477,704 in non-cash compensation expense related to amortization of deferred compensation during the nine months ended September 30, 2003 and 2002, respectively.

At December 31, 2002, the Company had accrued $147,750 in stock-based compensation related to grants that were made for 492,500 shares of common stock as part of 2002 bonuses, subject to shareholder approval. During the three and nine months ended September 30, 2003, the Company had accrued $0 and $497,425, respectively, as additional stock-based compensation expense. Following receipt of shareholder approval to increase the shares in the company’s stock option plan, the shares of common stock were issued on June 27, 2003 at a fair market value of $1.31 per share. In connection with the issuance of the common stock, the Company recorded an addition to common stock and additional paid in capital in the amount of $4,925 and $640,250, respectively, and eliminated the accrued liability.

Paradigm Genetics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The Company has adopted the disclosure requirements Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended by SFAS No. 148, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of grant. Stock options or warrants granted to non-employees for services are accounted for in accordance with SFAS No. 123, which requires that these options and warrants be valued using the Black-Scholes model and the resulting charge is then recorded as the related services are performed. The Company did not issue stock options to consultants or accelerate the vesting of stock options during the three months ended September 30, 2003 and 2002. The Company recognized $0 and $66,299 of compensation expense related to stock options issued to consultants and the acceleration of certain options for the nine months ended September 30, 2003 and 2002, respectively.

The Company continues to apply APB No. 25 and related interpretations in accounting for all of the Company’s stock option plans. Had compensation costs for the two plans been determined based on the fair value at the grant date for awards under the plans, consistent with the methods of SFAS No. 123, the Company’s net loss and net loss per share (basic and diluted) for the three months and nine months ended September 30, 2003 and 2002, would have been increased to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002	2002
Net loss available to common stockholders:
As reported	$(2,242,876)	$(3,932,969)	$(9,946,335)	$(14,157,944)	$(5,217,143)
Add: Stock-based employee compensation expense included in reported net loss	92,670	128,312	812,351	544,003	263,820
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	337,641	951,917	1,269,313	2,826,353	790,634

SFAS 123 proforma	$(2,487,847)	$(4,756,574)	$(10,403,297)	$(16,440,294)	$(5,743,957)

Loss per common share— basic and diluted:
As reported	$(0.07)	$(0.12)	$(0.31)	$(0.44)

SFAS 123 proforma	$(0.08)	$(0.15)	$(0.32)	$(0.51)

The per share weighted average fair value of stock options granted during the three and nine months ended September 30, 2003 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2003 and 2002: expected dividend yield of 0%; risk free interest rates of 3.82% in 2003 and 4.74% in 2002; expected option lives of approximately four years in 2003 and six years in 2002; and volatility factors of 112% in 2003 and 106% in 2002.

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

The Company has two commercial partnerships and a contract with the government, which accounted for 100% of the Company’s commercial partnership and government contract revenues for the three and nine months ended September 30, 2003 and 2002,

Paradigm Genetics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

respectively. Of the total accounts receivable balance at September 30, 2003 and December 31, 2002, 57% and 83%, respectively, comprises receivables from one of the commercial partnerships.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” established standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company’s total comprehensive loss for the three month periods ended September 30, 2003 and 2002 was $2,275,587 and $3,758,217, respectively. The Company’s other comprehensive loss consisted of unrealized losses on investments of $32,711 for the three months ended September 30, 2003 and unrealized gains on investments of $174,752 for the three months ended September 30, 2002. The Company had no other items of other comprehensive gains or losses during the three months ended September 30, 2003 or 2002.

The Company’s total comprehensive loss for the nine month periods ended September 30, 2003 and 2002 was $9,797,340 and $13,798,169, respectively. The Company’s other comprehensive loss consisted of unrealized gains on investments of $148,995 and $359,775 for the nine months ended September 30, 2003 and 2002, respectively. The Company had no other items of other comprehensive gains or losses during the nine months ended September 30, 2003 or 2002.

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

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive for the periods indicated:

	Nine Months Ended September 30,
	2003	2002
Options to purchase common stock	3,859,363	2,940,765
Warrants	303,779	303,779

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

Paradigm Genetics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Discontinued Operations

In November 2002, the Company decided to close the operations of ParaGen. At December 31, 2002, all of the goodwill and associated assets were written down to their fair value less cost to sell and reported in the loss from discontinued operations. As a result the Company recognized an impairment loss of $1,484,786 in 2002. In February 2003, the ParaGen business assets were sold to DNA Landmarks for $300,000 and potential future royalties between 10% and 15%, over the next three years, of revenues from certain identified customers.

The Company is reporting the operating results from ParaGen in discontinued operations. For the three months ended September 30, 2003 and 2002, the Company reported a gain of $36,807 and a loss of $466,345, respectively. For the nine months ended September 30, 2003 and 2002 the Company reported a losses of $59,838 and $438,882, respectively. The Company is expecting a minimal income contribution from discontinued operations as royalties are recognized from the sale during 2003. The Company purchased ParaGen in 2001 from Celera Genomics for 422,459 shares of common stock, which were subsequently registered for resale on an S-3 registration statement.

Notes Payable

In July 2003, the Company signed a $7.5 million debt financing agreement with Silicon Valley Bank of Santa Clara, California collateralized by its assets. The financing includes a $5.0 million, four-year secured term loan at 7.75%, and a $2.5 million revolving line of credit with a floating interest rate at prime plus 1.5%, subject to a minimum of 5.75%. The revolving line of credit provides for monthly interest only payments and a balloon payment due at maturity, which is in July 2004, subject to extension by the bank. The Company used approximately $3.0 million of the proceeds from the term loan to pay off its current equipment financing loan with Transamerica Technology Finance, which had interest rates between 14.57% and 15.18% and was to mature in September 2004. The balance of the funds will be available for general corporate purposes. The financing agreement requires that the Company meet certain financial tests and is subject to other normal and customary conditions and covenants.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). FASB Statements No. 133 “Accounting for Derivative Instruments and Hedging Activities” and No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 149 amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process. This Statement contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements,” and FASB Statements No. 65, “Accounting for Certain Mortgage Banking Activities,” No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” No. 95, “Statement of Cash Flows,” and No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities.” The provisions of SFAS No. 149 are effective for contracts entered into or modified after September 30, 2003. The adoption of SFAS No. 149 is not expected to have any impact on the Company’s financial statements or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires issuers to classify certain freestanding financial instruments as liabilities. These freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets and certain obligations to issue a variable number of shares. The provisions of SFAS No. 150 are effective at the beginning of the first interim period beginning after September 15, 2003. The Company does not expect adoption of SFAS No. 150 to have any impact on the financial statements or results of operations.

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

Overview

Paradigm Genetics, Inc. (the “Company” or “Paradigm”) was founded in September 1997 as a biotechnology company driving research and development productivity by focusing its integrated suite of technologies on the product development cycle, from target discovery to enhancement of the safety and efficacy profiles. We use a systems biology approach to understand gene function in the context of biological pathways and to develop assays and biomarkers for molecular diagnostic solutions for life sciences companies. Our proven expertise in gene expression profiling, biochemical profiling, phenotypic analysis, assay development and pathway informatics benefits our healthcare and agricultural partners.

We currently have commercial partnerships with Bayer Crop Sciences (“Bayer”) in the area of crop protection and the Monsanto Company (“Monsanto”) in the areas of crop production and crop nutrition. Our commercial partnership with Bayer was signed in September 1998 and was extended in September 2001. Under the terms of the agreement, the companies will collaborate on herbicide discovery for up to an additional five years through September 2006. This includes three years of committed funding through September 2004, plus a two-year option through September 2006. The commercial partnership with Monsanto was signed in November 1999 and began contributing revenues in the second quarter of fiscal year 2000. During September 2001, we announced that Monsanto had amended the commercial partnership agreement by eliminating its option to terminate the agreement without cause in exchange for broader commercialization rights. This amendment commits Monsanto to a total partnership term of six years with committed funding through January 2006. During November 2002, we announced that the research plan under the commercial partnership with Monsanto had been revised. The revision to the research plan slowed the timing of our revenue recognition during the fourth quarter of 2002, but will not alter the amount of revenue we will recognize from the commercial partnership over its full term.

We also have a $23.8 million, five-year contract with NIEHS that was signed in September 2002 and began contributing to our revenue in the fourth quarter of 2002. Under the terms of the contract, we are using our technologies to determine how toxicants work and cause damage at the cellular level. In April 2003, we announced that the NIEHS exercised an option in the $23.8 million contract, providing for an additional $8.4 million for toxicogenomics studies over the term of the contract.

In addition, we have two government grants. Our Advanced Technology Program (ATP) grant from National Institute of Standards and Technology (NIST) was awarded in September 2002 for $11.7 million over five years. The grant involves a joint venture with LION Bioscience AG with the Company receiving the majority of the revenue. The grant supports the development of methods and tools for the creation, evaluation and analysis of coherent data sets, which are intended to increase the number and success rate of validated targets for product development by the pharmaceutical and other life sciences industries. We anticipate significant commercial applications for the new technologies. The second grant, awarded in July 2002 by the National Science Foundation (NSF), is focused on the development of a high throughput gene discovery system.

During the first quarter of 2003, we entered into a collaboration with TissueInformatics, Inc. to discover novel biomarkers for chronic liver disease. We also announced the launch of the microarray services business, Paradigm Array Labs™ which leverages our expertise in DNA microarray processing and data analysis, and the signing of a co-marketing agreement with Agilent Technologies Inc. whereby we were named as a preferred service provider for Agilent’s DNA microarray products. In October 2003, we expanded the offering of our microarray services business by entering into a services agreement with Affymetrix whereby we provide microarray processing services using Affymetrix GeneChip® technology. Further, we were named Agilent’s first certified service provider, validating our ability to provide high quality microarray processing and data analysis services. We are not expecting significant revenue or cash flow from the collaboration or the microarray services business during 2003. Potential revenue and cash flow beyond 2003 from the collaboration or the microarray services business will depend on market acceptance of these technologies and services. At this time we cannot predict the market acceptance of these technologies and services.

We have invested heavily in developing our GeneFunction Factory® platform, biochemical profiling platform, and FunctionFinder™ systems. We occupy office and laboratory space totaling approximately 106,600 square feet. During 2002, we reorganized our operations to better focus our resources in order to grow our human health and agricultural businesses. All costs associated with the reorganization were incurred and expensed during 2002.

We have incurred significant losses since our inception. As of September 30, 2003, our accumulated deficit was approximately $82.4 million and total stockholders’ equity was approximately $21.7 million. Our net loss decreased to approximately $2.2 million for the three months ended September 30, 2003 compared with approximately $3.9 million for the three months ended September 30, 2002. The primary reasons for the decrease in our net loss were due to increased revenues and the decrease in our operating expenses and loss from discontinued operations. Revenues increased to approximately $6.0 million for the three months ended September 30, 2003 from approximately $5.2 million for the three months ended September 30, 2002, as a result of new revenues from our NIEHS contract, and our ATP grant offset, in part, by the completion of our partnership with VDDI Pharmaceuticals, which ended in December 2002. Operating expenses decreased to approximately $8.1 million for the three months ended September 30, 2003, from approximately $8.6 million for the three months ended September 30, 2002, in large part due to our reorganization efforts and cost control measures. We expect to incur additional operating losses for the foreseeable future as we continue to advance our internal research and development programs.

Critical Accounting Policies

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenues are derived from commercial partnerships and government contracts and grants. Payments from our commercial contracts are generally related to refundable or nonrefundable fees, milestone achievements or assay deliveries. Payments for refundable and nonrefundable fees and milestone achievements are recognized as revenues on a progress to completion basis over the term of the respective commercial partnership, except with respect to refundable fees for which revenue recognition does not commence until the refund right expires. Payments related to assay deliveries are recognized as revenues when assays are accepted by the other party. Payments received under our commercial partnerships and government contracts and grants are generally non-refundable regardless of the outcome of the future research and development activities to be performed. Payments from government contracts and grants are recognized as revenues as related expenses are incurred over the term of each contract or grant.

Progress to completion under commercial partnerships is measured based on a comparison of the number of genes analyzed to the total number of genes to be analyzed, on a contract by contract basis. To the extent payments received exceed revenue recognized for each contract or grant the excess portion of such payments are recorded as deferred revenues. To the extent revenues recognized exceed payments received for each contract or grant the excess of such revenues are recorded as accounts receivable. We recognize revenue in accordance with Staff Accounting Bulletin No. 101 (“SAB 101”) issued by the Securities and Exchange Commission.

Results of Operations

Three Months Ended September 30, 2003 and September 30, 2002.

Revenues. Revenues primarily comprise amounts recognized under our commercial partnerships, our contract with NIEHS and our ATP grant. Total revenues increased 15% to approximately $6.0 million for the three months ended September 30, 2003 compared with approximately $5.2 million for the three months ended September 30, 2002. The increase was primarily due to increased revenues from our contract with NIEHS, our grant with ATP, offset, in part, the completion of our commercial partnership with VDDI Pharmaceuticals, which ended in December 2002, and by anticipated lower throughput in our GeneFunction Factory® platform related to work on our commercial partnerships with Bayer and Monsanto as these partnerships enter later phases.

Revenues relating to our commercial partnership with Bayer decreased to approximately $1.1 million for the three months ended September 30, 2003 compared with approximately $1.2 million for the three months ended September 30, 2002. At September 30, 2003, we were substantially ahead of schedule for the gene discovery component of our work for Bayer. Under the terms of our agreement, payments from Bayer for this gene discovery work are fixed and are paid quarterly regardless of the amount of work performed. We expect that revenues related to this commercial partnership will remain consistent through 2003 when compared with the revenue results for the third quarter of 2003. Our revenue composition related to this contract will change in the remainder of 2003 as we expect to recognize more revenue from assay deliveries and less revenues from gene discovery work. The recognition of revenue associated with assay deliveries is subject to the timing of the deliveries.

Revenues relating to our commercial partnership with Monsanto decreased to approximately $3.1 million for the three months ended September 30, 2003, from approximately $3.3 million for the three months ended September 30, 2002. This decrease was primarily the result of anticipated lower throughput than in 2002. We expect that revenues related to this commercial partnership will remain consistent through the remainder of 2003 when compared with the revenue results for the third quarter of 2003.

Revenues relating to our contract with NIEHS increased to approximately $886,000 for the three months ended September 30, 2003 compared with $0 for the three months ended September 30, 2002. We expect that revenues related to this contract will increase through 2003 when compared with the revenue results for the third quarter of 2003 as we receive more array analysis work from the NIEHS and execute on the $8.4 million option exercised by the NIEHS in April 2003.

Revenues relating to our commercial partnership with VDDI Pharmaceuticals, which ended in December 2002, decreased to $0 for the three months ended September 30, 2003 compared to $645,000 for the three months ended September 30, 2002.

Grant revenues increased to approximately $867,000 for the three months ended September 30, 2003 compared with $75,000 for the three months ended September 30, 2002. Grant revenue for the three months ended September 30, 2003 relates to our ATP grant. Grant revenue for the three months ended September 30, 2002 relates to the two grants from the National Science Foundation. One of these grants ended in December 2002 and the other ended in June 2003 and as such did not contribute to our grant revenue for the three months ended September 30, 2003. We expect that our grant revenues will decrease through December 31, as revenues for the three months ended September 30, 2003 include a one-time, catch up payment for work that we had previously performed, which is now included under the scope of the grant.

Research and Development Expenses. Research and development expenses consist primarily of personnel costs, costs of supplies, facility costs, license fees, consulting fees and depreciation of laboratory equipment. Research and development expenses increased 3% to approximately $6.2 million for the three months ended September 30, 2003 compared with approximately $6.0 million for the three months ended September 30, 2002. This increase was primarily due an increase in our lab supply costs as we execute on the NIEHS contract offset, in part, by decreases in our personnel costs and other savings from our internal cost controls. We expect that our research and development expenses will increase as we increase work under the NIEHS contract and as we add new revenue generating contracts.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of personnel costs, including the recognition of deferred compensation expense, professional expenses, such as legal and accounting fees, facilities costs, business development costs and depreciation. Selling, general and administrative expenses decreased 28% to approximately $1.9 million for the three months ended September 30, 2003 compared with approximately $2.6 million for the three months ended September 30, 2002. This decrease was related to the reduction in our personnel costs and other savings from our internal cost controls. We expect that our selling general and administrative expenses will remain flat through the remainder of 2003.

Other Income (Expense), Net. Other income (expense), net represents interest earned on our cash, cash equivalents, short-term investments and long-term investments offset by interest expense on short-term and long-term debt and capital leases. Other expense increased 189% to approximately $227,000 for the three months ended September 30, 2003 compared with approximately $79,000 for the three months ended September 30, 2002. The increase in other expense was primarily related to a decrease in interest earned on our cash balances offset, in part, by lower interest expense on our debt. We expect that other expense will decrease through the remainder of 2003.

Discontinued Operations. Discontinued operations consists of the operating results of ParaGen, which we decided to close in November 2002, and the royalty payments we will earn from the sale of ParaGen to DNA Landmarks. The royalty payments are based on revenues recognized by DNA Landmarks to certain identified customers over the next three years beginning in February 2003. Gains from discontinued operations increased by 108% to $36,000 for the three months ended September 30, 2003 compared to a loss from discontinued operations of $466,000 for the three months ended September 30, 2002. This increase was primarily related to recognized royalty payments from the sale of ParaGen during the three month ended September 30, 2003 compared to the three months ended September 30, 2002 where we recognized operating expense and losses from the disposal of assets related to ParaGen. We expect gains from discontinued operations will increase as we receive larger royalty payments from DNA Landmarks.

Net Loss. Net loss decreased 43% to approximately $2.2 million for the three months ended September 30, 2003, compared with approximately $3.9 million for the three months ended September 30, 2002. The decrease in net loss was primarily due to increased revenues and lower operating expenses between the two periods. Compared with the three months ended September 30, 2003, we expect that our net loss will decrease as a result of our internal cost controls and additional revenue from existing and new contracts in the last three months of 2003.

Nine Months Ended September 30, 2003 and 2002.

Revenues. Revenues comprise amounts recognized under our commercial partnerships, our contract with NIEHS, a one-time service contract, our ATP grant and a grant from the National Science Foundation. Total revenues increased 3% to approximately $15.7 million for the nine months ended September 30, 2003, compared with approximately $15.3 million for the nine months ended September 30, 2002. The increase was primarily due to increased revenues from our contract with NIEHS, our grant with ATP, the one-time service contract, offset, in part, the completion of our commercial partnership with VDDI Pharmaceuticals, which ended in December 2002, and by anticipated lower throughput in our GeneFunction Factory® platform related to work on our commercial partnerships with Bayer and Monsanto as these partnerships enter later phases.

Revenues relating to our commercial partnership with Bayer decreased to approximately $2.8 million for the nine months ended September 30, 2003, as compared with approximately $4.5 million for the nine months ended September 30, 2002. We have completed the majority of the work under this commercial partnership and, as of September 30, 2003, are ahead of schedule. As a result, we have an accounts receivable balance of approximately $2.2 million relating to Bayer, all of which is classified as current. We expect that revenues related to this commercial partnership will remain consistent through 2003 when compared with the revenue results for the third quarter of 2003. Our revenue composition related to this contract will change in the last quarter of 2003 as we expect to recognize more revenue from assay deliveries than gene discovery work. The recognition of the revenue associated with assay deliveries is subject to the timing of the deliveries.

Revenues relating to our commercial partnership with Monsanto decreased to approximately $9.1 million for the nine months ended September 30, 2003, from approximately $10.1 million for the nine months ended September 30, 2002. This decrease was primarily the result of anticipated lower throughput in our GeneFunction Factory® platform . We expect that revenues related to this commercial partnership will remain consistent through 2003 when compared with the revenue results for the third quarter of 2003.

Revenues relating to our commercial partnership with VDDI Pharmaceuticals, which ended in December 2002, decreased to $0 for the nine months ended September 30, 2003 compared to $645,000 for the nine months ended September 30, 2002.

Revenues relating to our contract with NIEHS increased to approximately $2.0 million for the nine months ended September 30, 2003 compared with $0 for the nine months ended September 30, 2002. We expect that revenues related to this contract will increase through 2003 when compared with the revenue results for the third quarter of 2003 as we receive more array analysis work from the NIEHS and execute on the $8.4 million option exercised by the NIEHS in April 2003.

Grant revenues increased to $1.4 million for the nine months ended September 30, 2003 compared with approximately $75,000 for the nine months ended September 30, 2002. Grant revenue for the nine months ended September 30, 2003 relates to our ATP grant. Grant revenue for the nine months ended September 30, 2003 relates to the two grants from the National Science Foundation. One of these grants ended in December 2002 and the other ended in June 2003. We expect that our grant revenues will decrease through December 31, 2003 when compared to the revenues for the three months ended September 30, 2003 as those revenues include a one time, catch up payment for work that we previously performed, which is now included under the scope of the grant.

Research and Development Expenses. Research and development expenses consist primarily of personnel costs, including the recognition of deferred compensation, costs of supplies, facility costs, license fees and depreciation of laboratory equipment. Research and development expenses decreased 11% to approximately $18.5 million for the nine months ended September 30, 2003 compared with approximately $20.7 million for the nine months ended September 30, 2002. This decrease was primarily due to the reduction in our personnel costs as a result of our internal reorganization completed in April 2002 and internal cost controls partially offset by approximately $185,000 in costs associated with common stock issued in June 2003 as part of 2002 bonuses and approximately $168,000 in charges related to assets held for sale, which were written down to their fair value. We expect that our research and development expenses, when compared to the three months ended September 30, 2003, will increase as we increase work under the NIEHS contract and as we add new revenue generating contracts.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of personnel costs, including the recognition of deferred compensation expense, professional expenses, such as legal and accounting fees, facilities costs, business development costs, taxes and insurance costs and depreciation. Selling, general and administrative expenses decreased 18% to approximately $6.6 million for the nine months ended September 30, 2003 compared with approximately $8.1 million for the nine months ended September 30, 2002. This decrease was related to the reduction in our personnel costs as a result of our internal reorganization completed in April 2002 and internal cost controls partially offset by approximately $312,000 in costs associated with common stock issued in June 2003 as part of 2002 bonuses. We expect that our selling general and administrative expenses, when compared to the three months ended September 30, 2003, will remain flat through the remainder of 2003.

Other Income (Expense), Net. Other income (expense), net represents interest earned on our cash and cash equivalents and short-term and long-term investments, offset by interest expense on short-term and long-term debt and capital leases. Other expense increased 112% to approximately $456,000 for the nine months ended September 30, 2003 compared with approximately $215,000 for the nine months ended September 30, 2002. The increase in other expense was primarily related to a decrease in interest earned on our cash balances offset, in part, by lower interest expense on our debt. We expect that other expense, when compared to the three months ended September 30, 2003, will decrease through the remainder of 2003.

Discontinued Operations. Discontinued operations consists of the operating results of ParaGen, which we decided to close in November 2002, and the royalty payments we will earn from the sale of ParaGen to DNA Landmarks. The royalty payments are based on revenues recognized by DNA Landmarks to certain identified customers over the next three years beginning in February 2003. Losses from discontinue operations decreased by 86% to $60,000 for the nine months ended September 30, 2003 compared to a loss from discontinued operations of $439,000 for the nine months ended September 30, 2002. This decrease was primarily related a minimal amount of operating expenses offset, in part, by recognized royalty payment from the sale of ParaGen during the nine month ended September 30, 2003 compared to the nine months ended September 30, 2002 where we recognized operating expense and losses from the disposal of assets related to ParaGen. We expect gains from discontinued operations will increase as we receive larger royalty payments from DNA Landmarks.

Net Loss. Net loss decreased 30% to approximately $9.9 million for the nine months ended September 30, 2003, compared with approximately $14.2 million for the nine months ended September 30, 2002. The decrease in net loss was primarily due to increased revenues and lower operating expenses between the two periods. We expect that our net loss, when compared to the three months ended September 30, 2003, will decrease as a result of our internal cost controls and additional revenue from existing and new contracts in the last three months of 2003.

Liquidity and Capital Resources

We have historically financed our operations through the sale of common and preferred stock, debt and capital lease financing, payments received from commercial partnerships and government grants. From our inception through September 30, 2003, we have raised approximately $26.9 million in net cash proceeds from the sale of preferred stock. On May 10, 2000, we completed an initial public offering in which we sold 6,000,000 shares of common stock at $7.00 per share for net proceeds of approximately $37.6 million, net of underwriting discounts, commissions and other offering costs. On May 31, 2000, the underwriters exercised an over-allotment option to purchase an additional 750,000 shares resulting in net proceeds of approximately $4.9 million. On October 23, 2001, we closed a direct offering in which we sold 5,097,727 shares of common stock at $5.50 per share for proceeds of approximately $26.1 million, net of underwriting discounts, commissions and other offering costs.

In July 2003, we signed a $7.5 million debt financing agreement with Silicon Valley Bank of Santa Clara, California collateralized by our assets. The financing includes a $5.0 million, four-year secured term loan at 7.75%, and a $2.5 million revolving line of credit with a floating interest rate at prime plus 1.5%, subject to a minimum of 5.75%. The revolving line of credit provides for monthly interest only payments and a balloon payment due at maturity, which is in July 2004, subject to extension by the bank. We used approximately $3.0 million of the proceeds from the term loan to pay off an equipment financing loan with Transamerica Technology Finance, which had interest rates between 14.57% and 15.18% and was to mature in September 2004. The balance of the funds will be available for general corporate purposes. The financing agreement requires that we meet certain financial tests and is subject to other normal and customary conditions and covenants.

Annual maturities of long-term debt subsequent to September 30, 2003 are approximately $0.6 million in 2003, approximately $2.2 million in 2004, approximately $1.6 million in 2005, approximately $1.3 million in 2006 and approximately $0.8 million in 2007. In addition, we have several noncancellable operating leases pertaining to office lease space and other equipment. Our minimum lease payments, under these leases, subsequent to September 30, 2003, are approximately $0.6 million in 2003, approximately $1.9 million in 2004, approximately $1.9 million in 2005, approximately $1.9 million in 2006, approximately $1.9 million in 2007 and approximately $6.0 million thereafter.

We had cash, cash equivalents and short-term investments of approximately $9.9 million at September 30, 2003 compared with approximately $10.9 million at December 31, 2002. Our cash, cash equivalents, short-term investments and long-term investments totaled approximately $16.0 million at September 30, 2003 compared with approximately $21.2 million at December 31, 2002. Under the debt financing agreement with Silicon Valley Bank, we have the ability to draw down on a $2.5 million revolving line of credit, subject to certain conditions. At September 30, 2003 we utilized $1.5 million of this facility, which is reflected in the cash and current debt balances. We are exposed to interest rate fluctuations on cash equivalents and short-term and long-term investments and any borrowings under our new revolving line of credit. Our cash and cash equivalents, short-term, and long-term investments are invested in financial instruments with interest rates based on financial market conditions.

We had a working capital deficit of approximately $0.4 million at September 30, 2003 compared with a working capital deficit of approximately $1.1 million at December 31, 2002. The decrease in our working capital deficit between December 31, 2002 and September 30, 2003 was primarily due to the Silicon Valley Bank refinancing which extended the time horizon over which our outstanding debt is repaid. The company may use long-term investments amounting to $6.1 million at September 30, 2003, consisting of US Treasury obligations to fund working capital needs.

Our operating activities used cash of approximately $5.5 million for the nine months ended September 30, 2003 compared with approximately $12.9 million used for the nine months ended September 30, 2002. Cash used in operating activities for the nine months ended September 30, 2003 was primarily related to the funding of our net operating loss. During the nine months ended September 30, 2003, we improved cash management activities and reduced net losses.

Cash provided by investing activities totaled approximately $5.9 million for the nine months ended September 30, 2003 compared with approximately $17.2 million provided for the nine months ended September 30, 2002. Investing activities consist primarily of net maturities of investments, proceeds from the sale of assets offset by additions to property and equipment. Cash provided by investing activities decreased for the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002 primarily as a result of a decrease in the net maturities of investments. Capital expenditures totaled approximately $522,000 for the nine months ended September 30, 2003 compared with approximately $835,000 for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, we received $337,000 in proceeds from the sale of assets, primarily related to the sale of our ParaGen assets to DNA Landmarks. We expect to continue to make investments in the purchase of equipment to support our operations. A portion of our cash may be used to acquire or invest in complementary businesses, products or technologies, or to obtain the right to use such complementary technologies.

Cash provided by financing activities totaled approximately $544,000 for the nine months ended September 30, 2003 compared with approximately $6.2 million used for the nine months ended September 30, 2002. In July 2003, we signed the debt financing agreement with Silicon Valley Bank, which includes a $5.0 million, four-year secured term loan, and a $2.5 million revolving line of credit. We used approximately $3.0 million of the proceeds from the term loan to pay off the equipment financing loan with Transamerica Technology Finance. At September 30, 2003, we used $1.5 million from the revolving line of credit. The remainder of the cash used in financing activities for the nine months ended September 30, 2003 comprises principal repayments under our long-term debt and capital lease agreements.

We have historically financed our operations through the sale of common and preferred stock, debt and capital lease financing, payments received from commercial partnerships and government grants. As of September 30, 2003, we had total cash and investments of $16.0 million, which comprises cash and cash equivalents of $6.8 million, short-term investments of $3.1 million and long-term investments of $6.1 million. In July 2003, we announced a debt financing agreement with Silicon Valley Bank, which added approximately $2.0 million to our cash and investments after prepaying the equipment financing loan with Transamerica Technology Finance. Under the debt financing agreement with Silicon Valley Bank, we have the ability to draw down on a $2.5 million revolving line of credit, subject to certain conditions. At September 30, 2003, we utilized $1.5 million of this facility, which is reflected in the cash and current debt balances.

We expect to continue expanding our operations through internal growth, which we anticipate will be funded from existing cash, short-term and long-term investments. Based on anticipated results, we currently believe that our existing cash and investments securities and anticipated cash flow from revenue sources will be sufficient to support our current operating plan, at a minimum, through the end of 2004. From time to time, we evaluate potential acquisitions and other growth opportunities, which might require additional external financing, and we might seek funds from borrowings under credit facilities and public or private issuances of equity or debt securities. There can be no assurance that we will be successful in achieving anticipated results or in obtaining such additional external financing, or that the terms of such additional external financing will be on terms that are favorable to us.

Potential Volatility of Quarterly Operating Results and Stock Price

Our quarterly and annual operating results have fluctuated, and we expect that they will continue to fluctuate in the future. Factors that could cause these fluctuations include:

•	the timing of the initiation, progress or cancellation of commercial partnerships

•	the mix of work performed for our commercial partners and government contracts in a particular period the timing of internal expansion costs, and

•	the timing and amount of costs associated with evaluating and integrating acquisitions, if any.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations and other statements contained in this report are forward-looking and involve risks and uncertainties. Actual results could vary as a result of a number of factors. Based on anticipated results, we currently believe that our existing cash and investments securities and anticipated cash flow from revenue sources will be sufficient to support our current operating plan, at a minimum, through the end of 2004. We have based this estimate on assumptions that may prove to be wrong. It is possible that we may seek additional funding within this timeframe. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available or, even if available, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results. Our future capital requirements will depend on many factors, including:

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

This report contains other forward-looking statements, including statements regarding: our ability to successfully develop and improve our GeneFunction Factory®platform , FunctionFinder™ system, our Gene to Cell System™ approach, our biochemical profiling platform, our bioinformatics systems and other technologies; the future prospects of our biochemical profiling platform, including the potential of the platform to improve the efficiency and lower the cost of drug discovery, decrease the time to market for new drugs, reduce toxic side effects of drugs, complement other genomic tools, and attract commercial partners to be a more efficient and proximal indicator of cellular physiology than genomics and proteomics platforms; our ability to industrialize the process of gene function discovery and metabolomics and generate information enabling the development of novel products; our ability to establish intellectual property protection for our gene function information, databases, processes and other technologies; product development and commercialization efforts; our strategy and market opportunities, anticipated increases in our revenues, and timing of revenues from commercial partnerships; our ability to meet or exceed our milestone targets and earn royalties under our commercial partnerships; our ability to enter into new partnerships and alliances; our intended use of the proceeds from our direct offering and other financial resources; our research and development and other expenses; our operational and legal risks; and our ability to build shareholder value.

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

You should evaluate us in light of the uncertainties affecting an early stage biotechnology company. Our GeneFunction Factory®platform, our FunctionFinderTM system, our biochemical profiling platform, and our bioinformatics efforts are still evolving. We have not yet proven that determining the function of a gene in commercially significant target organisms or elucidating the biochemical profiles of cells, tissues, or fluids will enable us or our partners to develop commercial products. Furthermore, while we are continuing with our work in the agriculture sector, we are increasing our efforts to address the human health market with our biochemical profiling platform. To date, we have no significant commercial partnerships in this area.

We have entered into only two commercial partnerships, with Bayer CropScience and Monsanto, to fund the development of certain new products, including herbicides and plants with improved nutritional and growth characteristics. We have entered into no significant commercial partnerships in the area of human health. However, we have entered into a government contract and have received a government grant, which are helping us to develop our human health technologies. If we are unable to successfully achieve milestones or our commercial partners fail to develop successful products, we will not earn certain revenues contemplated under such partnerships. In addition, we may not be able to enter into additional commercial partnerships. We do not control the resources that our commercial partners devote to our projects and our commercial partners may not perform their obligations. Our commercial partnerships are subject to termination rights by the commercial partners. If any of our commercial partners were to terminate its relationship with us, or fail to meet its contractual obligations, it could have a material adverse effect on our revenues and our ability to undertake research, to fund related and other programs and to develop, manufacture and market any products that may have resulted from the commercial partnership. Also, we may pursue opportunities in fields that conflict with our commercial partners or in which our commercial partners could become active competitors.

We have a history of net losses. We will continue to incur net losses that may depress our stock price.

We have incurred net losses in each year since our inception and expect these losses to continue. We experienced a net loss of approximately $23.5 million for the twelve months ended December 31, 2002 and approximately $9.9 million for the nine months ended September 30, 2003. As of September 30, 2003, we had an accumulated deficit of approximately $82.4 million. To date, we have derived substantially all of our revenues from two commercial partnerships, a government contract and government grants. We expect to derive revenue in the foreseeable future principally from government contracts and commercial contracts and partnerships. However, we expect our revenues from our commercial partnership with Bayer CropScience will decrease in 2003. We expect to spend a significant amount of capital to fund research and development and enhance our core technologies. As a result, we expect that our operating expenses will continue to increase in the near term and, consequently, we will need to generate significant additional revenues from existing commercial contracts and partnerships, grants and new revenue sources to become profitable. We cannot accurately predict when, if ever, we will become profitable.

We have a risk in our financing obligations that could impact our unrestricted cash position.

As a result of the refinancing with Silicon Valley Bank, we are obligated to meet a quick ratio financial covenant test. The quick ratio test of 1.50 : 1.00 comprises the sum of cash, cash equivalents, short- and long- term investments and one-half of accounts receivable divided by the sum of all current liabilities, all amounts owed to Silicon Valley Bank minus our deferred revenue. If we were to default on this financial covenant, we may be required to pay off the loan with Silicon Valley Bank.

As a result of the equipment financing with General Electric Capital Corporation, we have a negative covenant pledge agreement which will require us to restrict a portion of our cash (if we had defaulted at September 30, 2003 that restriction would have been approximately $826,000) if at any point in time our unrestricted cash balance falls below the greater of $15.0 million or nine months’ cash needs.

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

Our business and competitive position will depend in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies and products in the United States and other countries. As of November 3, 2003, we had 79 U.S. patent applications pending and 27 international patent applications pending, which are subject to rights that we have granted to various collaborators and development partners. We own 14 issued U.S. patents and no issued patents in any other country. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of November 3, 2003, there were 32,564,425 shares of common stock outstanding. All of the (i) 11,847,727 shares sold in our initial public offering and our October 2001 direct offering, (ii) 422,459 shares issued to Celera and subsequently registered on Form S-3, (iii) outstanding shares issued pursuant to stock option exercises or purchases under our Employee Stock Purchase Plan that were registered on one of our registration statements on Form S-8, and (iv) shares that have been sold pursuant to Rule 144 or Rule 701 are freely transferable without restriction or further registration under the Securities Act, except for shares purchased by our “affiliates,” as defined in Rule 144 of the Securities Act. The remaining shares of common stock outstanding are “restricted securities” as defined in Rule 144. Holders of these shares may sell them in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

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

(b)    Recent Events

On October 24, 2003, we announced that John E. Hamer, Ph.D., Paradigm’s Chief Scientific Officer and Vice President, Business Development, would resign effective December 31, 2003 to join Burrill & Company, a biotechnology venture capital firm, as an entrepreneur in residence. Mr. Hamer has agreed to remain on our Scientific Advisory Board. Mr. Hamer’s responsibilities are assumed principally by our Vice President of Human Health Research Thomas Colatsky, Ph.D., and Vice President of Agricultural Research Keith Davis, Ph.D.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit 3.1	Restated Certificate of Incorporation (Filed as Exhibit 3.2 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 3.2	Amended and Restated Bylaws (Filed as Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the SEC on March 30, 2001 and incorporated herein by reference).

Exhibit 4.1	Form of Common Stock Certificate (Filed as Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act 2002.

Exhibit 31.2	Certification of Vice President, Finance, Chief Financial Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act 2002.

Exhibit 32	Certification pursuant to Section 906 of Sarbanes-Oxley Act 2002.

(b)    Reports on Form 8-K

•	Not applicable.

PARADIGM GENETICS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARADIGM GENETICS, INC.

DATE: November 14, 2003	SIGNATURE:	/s/ PHILIP R. ALFANO

Philip R. Alfano Vice President, Finance Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit 3.1	Restated Certificate of Incorporation (Filed as Exhibit 3.2 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 3.2	Amended and Restated Bylaws (Filed as Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the SEC on March 30, 2001 and incorporated herein by reference).

Exhibit 4.1	Form of Common Stock Certificate (Filed as Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act 2002.

Exhibit 31.2	Certification of Vice President, Finance, Chief Financial Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act 2002.

Exhibit 32	Certification pursuant to Section 906 of Sarbanes-Oxley Act 2002.