Form 10-K
period 2003-12-31
PARADIGM GENETICS INC
filed 2004-03-30
CIK 1057217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

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

Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐      No ☒

The aggregate market value of the registrant’s voting and non-voting common stock, held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculations is an affiliate), computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $ 25,923,121.

As of February 27, 2004, there were 32,605,360 shares of common stock, $.01 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in Part III of this Form 10-K is incorporated by reference from the registrant’s proxy statement, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s Annual Meeting of Stockholders to be held on May 12, 2004.

PARADIGM GENETICS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

PART 1

ITEM 1.    BUSINESS

Overview

Paradigm Genetics is a biotechnology company using proprietary systems biology to discover biomarkers1 to reduce the cost, risk and time of product development, as well as to discover inaccessible targets2 for small molecule discovery. While laying the foundation to build our own portfolio of proprietary products, we are growing our business by partnering with life sciences companies,. Additionally, we are leveraging our existing infrastructure to provide value-added services that generate near-term revenue.

In March 2004, we acquired TissueInformatics.Inc, a privately held company, which develops and applies automated pathology software for the quantitative analysis of tissue changes in drug discovery, disease assessment, toxicology, and tissue engineering. We believe this acquisition provides Paradigm Genetics with a unique competitive advantage as the first company to combine gene expression profiling, biochemical profiling and quantitative tissue analysis in a systems biology approach to life sciences discovery. It is through this truly unique combination of distinct sets of biological data that we can identify novel biomarkers and targets that were previously inaccessible due to biological “noise.” All in all, our acquisition of TissueInformatics.Inc completes our transition from a functional genomics company to a systems biology company applying a proprietary technology platform to generate meaningful insights into biological systems, at the gene, cell and system levels.

To date, Paradigm Genetics’ business model has been primarily based on collaborative partnerships. Moving forward, we will seek to increase shareholder value by evolving our business model to include the discovery and development of our own products. By allowing other companies early access to our technology through partnerships in well-defined fields of use, we have generated streams of revenue that have helped to offset the cost of our own research and development activities. We anticipate the first product opportunities for us on the healthcare side of our business will include novel biomarkers and drug targets in diabetes, obesity and liver injury, that we can either take further down the drug development chain ourselves or license and/or co-develop with others. On the agricultural side of our business, we have identified product opportunities outside the scope of our current partnerships, including novel fungicides and compounds that enhance crop traits.

In the following business section, we will:

•	Define the concept of systems biology,

•	Identify our target markets,

•	Describe our technology foundation,

•	Explain our business model,

•	Describe our current collaborations, and

•	Address competition and government regulation issues.

Systems Biology

Systems biology is an emerging research field that involves the unbiased integration, analysis and interpretation of multiple “omic” data streams. While genomics and proteomics increase scientific understanding of biological systems at a discrete molecular level, systems biology, or “big picture biology,” seeks to understand genes, proteins and other cellular and tissue components in context with each other. In other words, systems

1 Note: A biomarker is a biological signal, such as a gene, protein or biochemical, which is objectively measured and evaluated as an indicator of normal biologic processes, pathogenic processes, or pharmacologic responses to a therapeutic intervention. Cholesterol is an example of a biomarker used as a predictor of the risk of heart disease. Blood glucose is a biomarker used to track diabetes.

2 Note: An inaccessible target is one that would not otherwise be found using individual approaches because of the limitations inherent in a single discovery platform and can only be found by combining multiple data streams.

biology examines how individual biological elements interact, integrate and function to form a complex organism (human, animal or plant) and how that organism responds, as a system, to disease or other stress. Systems biology requires the cooperation of scientists with differing expertise generating distinct sets of complex data, along with a theoretical framework for integrating and mining these differing data streams. It is a science that is computationally intensive and requires high quality, quantitative data and a substantial computing infrastructure. Systems biology provides greater precision in the understanding of mechanisms of development, disease or toxicity, and subsequently, improved information for making decisions about product candidates.

Paradigm Genetics has recognized the challenges of understanding biology at the system level and has developed its proprietary Gene to Cell to System™ approach to meet them. Paradigm combines three major technology platforms—gene expression profiling (transcriptomics), biochemical profiling (metabolomics), and phenotypic analysis (phenomics) – with the informatics and analytical infrastructure needed to integrate and understand these data in a coherent way. We use these platforms to capture the responses of organisms to stress, such as disease, at the gene, cell and system levels leading to the discovery of important biomarkers and targets.

Paradigm believes the application of systems biology can lead to better products and more efficient product development cycles for both the healthcare and agrochemical markets. The ability to correlate gene expression with tissue features and metabolomics can generate targets that would not otherwise be found using a single platform, and provides an opportunity to discover biomarkers that act as more easily measurable predictors of product safety and/or efficacy in clinical or field testing.

Target Markets

Paradigm Genetics is in the business of life sciences discovery, both for our partners and for us. The life sciences concept involves the application of biologically based technologies across biologically based industries, such as healthcare, veterinary and agrochemical. A systems biology approach to life sciences discovery is possible because living organisms have many fundamental biological processes in common. Whether we are studying humans, animals or plants, the coding of genes, the transcription of proteins, the basic pathways for metabolism and signaling, all have counterparts and each can be analyzed using similar laboratory technologies. Understanding those processes in detail and generating unique insights into the control of biological function remains the essential starting point for discovering new products. We apply our core technologies across different biological systems with the purpose of finding and validating new biomarkers and targets. Currently our target markets are the healthcare and agricultural industries. Following are descriptions of these industries’ current market needs and how we are addressing them.

Healthcare

Today, the pharmaceutical industry faces increasing challenges and complexities in bringing new drugs to market. According to the Tufts Center for the Study of Drug Development, the cost of developing a new drug has increased from $138 million in 1975 to $802 million in 2000; one out of every 5,000 screened compounds is approved as a new medicine; and only 30% of marketed drugs realize a positive return on investment. Other industry watchers suggest that 70% of new drug targets will be unknown and require validation, and that many drugs work in a maximum of 60% of patients treated. Finally, toxic adverse events from drugs result in more than two million hospitalizations each year and more than 100,000 deaths.

While genomic data may provide important information about what might happen to an organism in response to a disease or other insult, the question of what will happen is much more elusive. An essential component in the analysis of genomic data is the generation of functional information on how genes and gene products impact cells, tissues, organs and their response to associated disease states or therapeutic intervention. Technologies that link genetic and system level information, such as those used in systems biology, have the potential to improve disease understanding, accelerate therapeutic discoveries and advance medical research. Further, there is a growing consensus that the drug development process can be most immediately enriched by technologies that provide (i) better validation of existing targets; (ii) early prediction of potential toxicology and efficacy to the discovery and application of novel biomarkers; (iii) stratification of patients in clinical trials and

(iv) reduction of drug candidate attrition and earlier elimination of compounds destined to be unsuccessful in the clinic.

At the same time, there is a growing trend toward personalized medicine and the need to identify biomarkers that can predict which patients might respond best to a new therapy. Though the most advanced of the ‘omic’ technologies, gene expression analysis is tissue-specific, and it is not always possible to obtain the appropriate tissues samples for transcript analysis. Proteomics also provides significant analytical challenges, and it is often difficult to make a causal link between proteins identified as potential biomarkers and the mechanisms of disease or drug action. Many pharmaceutical companies today require the identification of suitable biomarkers prior to a drug entering clinical trials.

The Tufts Center for the Study of Drug Development also indicates that drug developers will increasingly rely on joint ventures and partnering opportunities to shorten new product development times and save R&D costs in the near term. Our proprietary systems biology discovery approach uniquely positions us to be the partner of choice to discover novel biomarkers, leading to safer, more effective therapeutics. It is this same systems biology expertise that will enable us to discover and develop our own pipeline of products, including biomarkers and otherwise inaccessible drug targets, in the areas of diabetes, obesity and liver injury.

Agriculture

Agricultural companies continue to search for safer and more effective pesticides to control weeds (herbicides), fungal infections (fungicides) and insect predation (insecticides). Due to their widespread use and exposure to the wider environment, agricultural products are under continuous regulatory scrutiny. More stringent regulatory guidelines mean that future pesticides will need to be used at much lower rates, have specificity to control only the targeted pest, and be increasingly safer to farmers, consumers and the environment.

Several of these same agricultural companies are also searching for the next generation of traits to be introduced into crops. Major target crops for these new traits are corn, wheat, soybean, rice, cotton, and canola, in addition to vegetables and other specialty crops. These new crop traits would improve the overall performance of plants by providing resistance to various diseases or environmental conditions (e.g., drought). In addition, a future generation of traits will improve consumer characteristics of foods such as nutritional content and taste. Agricultural companies are also interested in expanding the utility of using plants to produce products such as oils, fibers, fine chemicals and medicines. Our approach to systems biology, when applied to plant development and responses, can help meet these needs by providing more complete and precise information regarding biological mechanisms. We are also beginning to apply our proprietary systems biology “know how” to the discovery of chemical compounds that enhance crop traits as well as novel fungicide targets, both of which represent product opportunities for Paradigm Genetics.

As a result of consolidation in recent years, there are now six global agrochemical and seed companies: BASF, Bayer CropScience, Dow AgroSciences, DuPont-Pioneer, Monsanto, and Syngenta. Each company has distinct strategies for building product lines of new agrochemicals and new crop varieties. As growth in this industry can be difficult, these companies are always looking for innovative and cost effective research and development programs. We believe many of these companies will outsource certain research and development activities to biotechnology partners to achieve improved efficiency.

Our Technology Foundation

Paradigm Genetics’ technology foundation includes gene expression profiling, biochemical profiling and phenotypic analysis coupled with a powerful informatics infrastructure. We use these technologies to discover biomarkers to reduce cost, risk and time in the product development cycle as well as to discover inaccessible targets for small molecule discovery, both for our partners and for Paradigm Genetics. Our technology foundation includes:

Gene Expression Profiling (Transcriptomics)

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

Biochemical Profiling (Metabolomics)

We use our analytical biochemistry platform to provide a snapshot of the metabolic state of an organism at a given time. By understanding the changes in levels of biochemicals typically produced by the body (such as amino acids, fats, sugars and vitamins), we gain valuable information about the function of genes and proteins in disease and drug response. Our metabolomics platform uses mass spectroscopy, which separates molecules by electrical charge and size, and chromatography, which separates molecules by size and chemical properties.

Phenotypic Profiling (Phenomics)

Phenotypic profiling is the measurement of physical and chemical characteristics of an organism at one or more times during its life cycle. For our human health research, we use our TissueInformatics™ automated pathology software for the precise identification and quantification of tissue. This process involves imaging pathology slides robotically to capture the entire tissue image from the slide in a computer file. We then apply our software to analyze the tissue image and locate all of the important physical components of the tissue in relative space. For our agricultural research, we measure approximately 140 different characteristics of our model system Arabidopsis, under standard conditions as well as under various stress conditions. These different measurements, when taken at specified times, produce a phenotype profile for a variant that we can compare to a phenotype profile of a normal organism to help understand the function of the modified gene.

Pathway Informatics

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

Altogether, these technologies make up our proprietary systems biology discovery approach. Our unique ability to correlate gene expression with tissue features and metabolomics enables us to identify targets that would not otherwise be found using a single platform. It is this proprietary approach that currently enables us to provide rich biological information to our partners and will, we believe, enhance the discovery and development of opportunities for our own products.

Our Business Model

We are growing our business by partnering with large life sciences companies and by providing value-added services, while laying the foundation for the discovery and development of our own proprietary products. By allowing our partners early access to our unique systems biology discovery approach, we generate revenues to help offset the cost of our own research and development activities, thereby building long-term growth opportunities for Paradigm Genetics.

Partnerships

Paradigm Genetics’ first commercial activities included the signing of two major partnerships, one with Bayer CropScience and one with The Monsanto Company. These long-term, revenue-generating partnerships were built on a foundation of close scientific collaboration, with the potential for downstream royalties for Paradigm. This partnership model has enabled us to “learn as we grow.” While providing the highest quality biological information to our partners, we’ve been able to increase our own expertise and proprietary knowledge base as well as increase Paradigm’s revenue foundation. In the near to mid-term, we will continue to seek major partnerships with healthcare and agrochemical companies.

Healthcare.    Many industry analysts foresee a future in which the successful development and use of new therapeutics will be increasingly dependent on the identification of biomarkers that can stage disease, monitor drug action and select the right patients for treatment. Through our systems biology approach, we identify novel biomarkers that reduce the cost, risk and time it takes for our partners to develop new therapeutics. These biomarkers may also provide causal evidence of pharmacologic activity to and in the drug development and approval process. We are also using this approach to help our partners discover novel drug targets that may otherwise be hidden in “biological noise” as well as to predict toxicity of drug candidates that may otherwise fail due to unanticipated or poorly characterized safety concerns. We currently have three proof-of-concept agreements, one with a pharmaceutical company and two with major biotechnology companies.

Agriculture.    The worldwide, chronic shortage of food and the drive to improve human health through food continue to prompt the need for innovative products. We have built a history of proven performance with market leaders like The Monsanto Company, Bayer CropScience and Pioneer Hi-Bred International and developed market recognition for our deep understanding of agricultural systems. We will seek to further partner with global agricultural leaders to provide new technology and cost-effective solutions to bring new products to market.

Services Business

Our services business directly leverages the technology foundation, expertise and infrastructure we built to provide important biological information to our partners. Our gene expression profiling services business grew out of our five-year, $23.8 million toxicogenomics contract with the National Institute of Environmental Health Sciences. As we gained knowledge and efficiencies through this contract, we identified the opportunity to generate high-margin, near-term revenues for Paradigm Genetics by establishing Paradigm Array Labs. We gained our TissueInformatics™ automated pathology software for application in drug discovery and toxicology through the acquisition of TissueInformatics.Inc.

Paradigm Array Lab™ microarray service business.    Through Paradigm Array Labs, we provide gene expression profiling services, microarray process consultation, sample preparation services, and flexible analyses and reporting packages to pharmaceutical, agricultural and other biotechnology companies experiencing an in-house backlog of gene expression experiments. Since its launch in early 2003, Paradigm Array Labs™ has gained substantial momentum. Last fall, we expanded the program to support the two leading microarray platforms—Agilent Technologies and Affymetrix. This allowed us to gain access to a much broader market, which in turn positioned us to accelerate revenues. We expect Paradigm Array Labs to become a multi-million dollar business in 2004 and beyond.

TissueInformatics™ automated pathology software.    Our automated pathology software enables the imaging and analysis of complete tissue sections in an automated fashion, providing a mechanism for improving throughput and productivity of early-stage toxicology studies in the drug development process as well as providing better information. We currently have modules that analyze skin and liver, generating important phenotypic data. We will continue to commercialize our TissueInformatics™ automated pathology software for use by pharmaceutical, biotechnology and tissue engineering companies for application in drug discovery and toxicology.

Pipeline Products

To provide the best opportunity to significantly increase shareholder value, we are investing in targeted research and development activities to build our own product portfolio. This portfolio may include biomarkers and/or targets as well as intellectual property that we can either license to others or further develop ourselves.

On the healthcare side of our business, these activities include:

•	the discovery and development of biomarkers, and potentially, treatments for liver disease

•	the discovery of biomarkers and drugs for metabolic disorders, including diabetes and obesity. Through our acquisition of TissueInformatics.Inc we already have a proprietary portfolio of drug targets and diagnostics in diabetes, obesity and aging.

On the agricultural side of our business, these activities include:

•	the development of novel fungicides for crop protection. We currently have two U.S. patents for fungicide targets.

•	the discovery of new classes of agricultural compounds that enhance crop productivity by improving nutrient utilization or providing protection against environmental stress

•	the engineering of biochemical pathways in plants for the production of fine chemicals.

Our Partnerships

Bayer CropScience

In September 1998, we entered into a commercial partnership with Bayer for the development of new chemical herbicides. Under the terms of the commercial partnership, we use our technology platforms to identify Arabidopsis genes that may be targets for herbicide discovery. We are providing exclusively to Bayer assays (or tests) based on these targets for use in HTS for herbicides. The commercial partnership had an initial term of three years, ending in September 2001. In June 2001, Bayer extended the term of this agreement for an additional three years, ending in September 2004. In November 2003, Bayer again extended the term of the agreement to September 2006. Through this commercial partnership, we receive committed research funds, additional fees based on the number of assays we deliver, and milestone and royalty payments for any commercial herbicides that might result from the partnership.

The Monsanto Company

In November 1999, we entered into a commercial partnership with Monsanto to provide certain Arabidopsis-based gene function data for the development of crop inputs and outputs and nutrition. Under the terms of this commercial partnership, Monsanto is providing us with thousands of genes from Arabidopsis and other organisms. We are performing a functional analysis of such genes for Monsanto using our technology platforms. Monsanto will either own or have exclusive licenses to certain patents that result from this project. The commercial partnership has an initial term of six years from the commencement of work in February 2000 and ending in January 2006, unless Monsanto terminates it at an earlier date because we do not achieve specific milestones. The commercial partnership brings us committed research funds, additional fees based on the number of genes analyzed and royalty payments for any productized crop traits that might emerge from the partnership.

Advanced Technology Program

In June 2002, we were awarded a five-year, $11.7M grant from National Institute of Standards and Technology (NIST) to develop innovative tools for target discovery through the analysis of complex coherent data sets, with LION biosciences as a joint venture partner. This grant was the largest bioinformatics grant ever awarded in NIST’s Advanced Technologies Program history. The federal funding supports the development of methods and tools for the creation, evaluation and analysis of coherent data sets. This suite of technologies is intended to increase the number and success rate of validated targets for product development by the pharmaceutical and other life sciences industries. LION has notified Paradigm of its intent to withdraw from the program. As a result, Paradigm has submitted a proposal to NIST naming a replacement joint venture partner. If NIST does not timely approve our proposal, we could experience delays in revenue recognition.

National Institute of Environmental Health Sciences

In September 2002, Paradigm Genetics was awarded a five-year contract from the NIEHS for $23.8 million to provide microarray processing services and to participate in toxicology research with NIEHS and five university-based labs (Cooperative Research Members, or CRMs). Collectively, this is referred to as the Toxicogenomics Research Consortium (TRC). In April 2003, the NIEHS exercised an option in its existing contract with Paradigm, providing for an additional $8.4 million for toxicogenomics studies. Two million dollars of this modification is currently allotted and earmarked for Paradigm to perform research for the National Toxicology Program (NTP). Data generated from this toxicogenomics research will be included in the NTP’s program to better understand the effects of short and long-term exposures to chemicals. The data will become part of the Chemical Effects in Biological Systems (CEBS) database, a publicly accessible relational database that will contain information on the biological effects of chemicals and other agents and their mechanism of action.

L’Oreal

In November 2003, TissueInformatics.Inc announced that L’Oréal had licensed TissueInformatics software for the automated pathology slide screening of tissue-engineered skin within L’Oréal’s laboratories. L’Oréal has developed a tissue-engineered skin termed “EpiSkin” which has many practical life enhancing applications. To manufacture and utilize EpiSkin effectively in its laboratories, L’Oréal will implement TissueInformatics software to enable the automated pathology slide screening of specific histological structural features of EpiSkin and compare these measurements between test and control tissues. This will allow L’Oreal to ensure the engineered tissue is within acceptable limits of normality and accelerate their laboratory operations. Upon the closing of our acquisition of TissueInformatics.Inc, this contract became a Paradigm Genetics contract. We expect to complete this work in the third quarter 2004.

Pioneer Hi-Bred

In December 2003, we signed a three-year, $9 million contract with Pioneer Hi-Bred, a subsidiary of Dupont, to identify plant genes that influence important crop traits for use in Pioneer’s crop variety development program. For this collaboration, Paradigm will use its high throughput GeneFunction Factory® platform to analyze genes in Arabidopsis thaliana, a model organism, and identify those genes that will enable Pioneer to accelerate the product breakthroughs and improvements it brings to its customers worldwide.

Emerging Pharmaceutical Partnerships

Our strategy for penetrating the healthcare marketplace involves the signing of small proof-of-concepts agreements with pharmaceutical and biotechnology companies. It is through these agreements that we can demonstrate the differentiating value of our systems biology discovery approach and pave the way to larger, more extensive future partnerships. We currently have three such proof-of-concept agreements in place, one with a major pharmaceutical company and two with biotechnology companies.

Other Collaborative Research Agreements

In addition, Paradigm Genetics has entered into a number of collaborative research agreements to further the growth of its technology platforms and, potentially, the creation of proprietary products. These include:

•	A five-year alliance with Diathegen, LLC to develop a new platform for target discovery in the area of obesity and Type II diabetes, that relates hyperquantitative histological changes in animals and human tissues to specific gene changes over the progression from obesity to Type II diabetes.

•	A research collaboration with the University of North Carolina at Chapel Hill (UNC-CH) and the National Institute of Environmental Health Science to study the mechanism of acetaminophen toxicity in liver. The research is focused on identifying better diagnostics for assessing liver damage and individual patient response to therapeutic treatment.

•	A research collaboration with the UNC-CH to identify biomarkers indicative of choline deficiency, a physiological state that has been implicated in the onset of liver damage in humans. UNC-CH provides serum and urine samples collected as part of its research to determine the required daily amount of choline. Paradigm researchers then perform biochemical analyses on the biofluid samples and identify the pathways and mechanisms that may be involved.

•	A master research agreement with Duke University Medical Center in the area of metabolomics and biomarker discovery.

Acquisition of TissueInformatics.Inc

In March 2004, Paradigm Genetics closed the acquisition of TissueInformatics.Inc, a privately-held company which specializes in the development and application of automated pathology software for the quantitative analysis of tissue changes in drug discovery, disease assessment, toxicology, and tissue engineering. The acquisition of TissueInformatics.Inc is a key step in the growth strategy of Paradigm Genetics, providing the Company with direct access to highly quantitative information about tissue structure. The Company expects the acquisition to:

•	create a unique systems biology platform that enables the quantitative analysis of disease and drug action using a Gene to Cell to System™ approach;

•	significantly strengthen the Company’s scientific and commercial position through scientific and commercial synergies in toxicology, target and biomarker discovery as well as assay development;

•	provide opportunities for an expanded services business that can generate near-term revenue and leverage R&D activities supporting the development of a proprietary pipeline of diagnostics, drug targets and leads; and

•	better position the Company for near-term and future growth by expanding its offering and gaining access to new potential customers and partners.

We believe this acquisition gives us a unique competitive advantage as the first company to combine gene expression profiling, biochemical profiling and quantitative tissue analysis in a systems biology approach to life sciences discovery.

Specifically, TissueInformatics’ technology provides an important anchor for the understanding of biological systems. This is key to the discovery and validation of new drugs and drug targets that are safer and more effective. Capturing response of stressed biological systems at the gene and cellular level, then linking those responses to changes in tissue provides more medically relevant and clinically important information – information that is designed to shave years and money off the drug discovery and development process. We also anticipate that TissueInformatics’ technology will be important in expanding our plant phenotyping methods.

Competition

We face intense competition in the different market segments we are pursuing. Our potential competitors include specialized biotechnology companies, internal research & development efforts of pharmaceutical and agricultural companies, diagnostic companies, academic and research institutions and government agencies. Many of our competitors have significantly larger financial, technical and personnel resources than we do, which may allow them to have a competitive advantage.

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

In biomarker and drug target discovery, our competitors include SurroMed, Inc. and Beyond Genomics, Inc., among others. In investigative toxicology, our competitors include CuraGen, Inc. and GeneLogic, Inc., among others. In the areas of crop trait and crop protection discovery, our competitors include Exelixis, Inc., Ceres, Inc., Mendel Biotechnology, Inc., Large Scale Biology Corporation and Diversa Corporation, among others.

Government Regulation

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

Regulation of Development and Commercialization of Agricultural Products

Federal, state, local and foreign government regulations and regulatory agencies will govern our efforts, alone or together with our commercial partners, to develop and commercialize genetically engineered crop products. These regulations and agencies may prevent us and our commercial partners from developing and marketing crop product candidates in a timely manner or under technically or commercially feasible conditions, and may impose expenses, delays and other impediments to our efforts to develop such product candidates.

The USDA prohibits genetically modified plants from being grown and transported except pursuant to an exemption or under special controls. In general, companies apply for an exemption to facilitate product development because the special controls are burdensome. However, we cannot guarantee that the products we develop will qualify for such an exemption.

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

Our future crop product candidates may also be subject to other regulations and regulatory agencies, such as the Occupational Safety and Health Act, the Toxic Substances Control Act, the National Environmental Policy Act, other federal water, air and environmental quality statutes, import/export control legislation and other laws. Any product candidates relating to pesticides will be subject to the jurisdiction of the Environmental Production Agency.

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

Intellectual Property

We seek U.S. and foreign patent protection for major components of our technology platforms. We also rely on trade secret protection for certain of our confidential and proprietary information, and we use license agreements both to access external technologies and assets and to convey certain intellectual property rights to others. Our commercial success will be dependent in part on our ability to obtain commercially valuable patent claims and to protect our intellectual property portfolio. As of February 27, 2004, we had 80 U.S. patent applications pending and 27 international patent applications pending, some of which are subject to rights that we have granted to various collaborators and development partners. We have 12 trademark applications pending in the United States, one trademark application pending in the U.K., and one pending European Community trademark application. We have ten registered trademarks in the United States. We own 17 issued U.S. patents and no issued patents in any other country. If each of the 17 issued U.S. patents is maintained for the longest term available under law, the earliest a patent will expire is 2019. On March 11, 2004, we closed the acquisition of TissueInformatics.Inc, which added 13 U.S. patent applications pending, 7 international patent applications pending, 3 issued U.S. patents, and no issued patents in any other country. If each of the 3 issued U.S. patents acquired from TissueInformatics.Inc is maintained for the longest term available under law, the earliest a patent will expire is 2019.

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

Employees

As of February 27, 2004, we had 180 full-time employees, of whom 30 hold Ph.D. degrees. Of our total workforce, 150 are engaged in research and development activities, and 30 are engaged in business development, finance and administration. On March 11, 2004, we closed the acquisition of TissueInformatics.Inc, which added 23 full-time employees, of whom four hold Ph.D. degrees and one holds a M.D. degree. None of our employees is represented by a collective bargaining agreement. We believe that our relations with our employees are good.

RISK FACTORS

We are an early stage company using novel technologies and, as a result, we may never achieve, or be able to maintain, profitability.

You should evaluate us in light of the uncertainties affecting an early stage biotechnology company. Our GeneFunction Factory® platform, our FunctionFinderTM system, our biochemical profiling platform, our bioinformatics efforts and our Tissueinformatics software are still evolving. We have not yet proven that determining the function of a gene in commercially significant target organisms or elucidating the biochemical profiles of cells, tissues, or fluids will enable us or our partners to develop commercial products. Furthermore, while we are continuing with our work in the agriculture sector, we are increasing our efforts to address the human health market with our biochemical profiling platform.

In the agriculture sector we have entered into only three commercial partnerships, with Bayer CropScience, Monsanto and Pioneer Hi-Bred International, Inc., a subsidiary of DuPont, to assist in development of certain new products that they are targeting, including herbicides and plants with improved nutritional and growth characteristics. In the human health sector we have only one contract, which is with L’Oréal for the development of software for automated pathology slide screening of tissue-engineered skin. This contract came to us through the acquisition of TissueInformatics.Inc. We have entered into a government contract and have received a government grant, which are helping us to develop our human health technologies. If we are unable to successfully achieve milestones or our commercial partners fail to develop successful products, we will not earn certain revenues contemplated under such partnerships. In addition, we may not be able to enter into additional commercial partnerships. We do not control the resources that our commercial partners devote to our projects and our commercial partners may not perform their obligations. Our commercial partnerships are subject to termination rights by the commercial partners. If any of our commercial partners were to terminate its relationship with us, or fail to meet its contractual obligations, it could have a material adverse effect on our revenues and our ability to undertake research, to fund related and other programs and to develop, manufacture and market any products that may have resulted from the commercial partnership. Also, we may pursue opportunities in fields that conflict with our commercial partners or in which our commercial partners could become active competitors.

We have a history of net losses. We will continue to incur net losses that may depress our stock price.

We have incurred net losses in each year since our inception and expect these losses to continue. We experienced a net loss of approximately $12.2 million for the year ended December 31, 2003. As of December 31, 2003, we had an accumulated deficit of approximately $84.6 million. To date, we have derived substantially all of our revenues from two commercial partnerships, a government contract and government grants. We expect to derive revenue in the near future principally from government contracts and commercial contracts and partnerships. However, we expect our revenues from our commercial partnership with Bayer CropScience and Monsanto will decrease in 2004 offset by expected revenue increases from the NIEHS contract and our new commercial partnership with Pioneer Hi-Bred. We expect to spend a significant amount of capital to fund research and development and enhance our core technologies. As a result, we expect that our operating expenses will continue to increase in the near term and, consequently, we will need to generate significant additional revenues from existing commercial contracts and partnerships, grants and new revenue sources to become profitable. We cannot accurately predict when, if ever, we will become profitable.

Our business will require substantial additional capital, which we may not be able to obtain on commercially reasonable terms, if at all.

Our future capital requirements and level of expenses will depend upon numerous factors, including the costs associated with:

•	our research and development activities;

•	our administrative activities including business development, marketing and sales efforts;

•	the demand for our services; and

•	the consummation of possible future acquisitions of technologies, products or businesses.

We currently anticipate that our cash, cash equivalents and short-term investments will be sufficient to support our operations into 2005. To the extent that our existing resources are insufficient to fund our activities, we may need to raise funds through public or private financings of debt or equity securities. No assurance can be given that such additional financings will be available or, if available, can be obtained on terms acceptable to us. If adequate funds are not available, we may have to reduce expenditures for research and development, administration, business development or marketing, which could have a material adverse effect on our business. To the extent that additional capital is raised through the sale of equity or convertible securities, the issuance of such securities could result in dilution to our shareholders.

Our debt covenants could impact our cash position.

As a result of indebtedness to Silicon Valley Bank, we are obligated to maintain a quick ratio of at least 1.5. The quick ratio is the ratio of the sum of cash, cash equivalents, short- and long- term investments and one-half of accounts receivable to the sum of all current liabilities and all amounts owed to Silicon Valley Bank minus our deferred revenue. If we were to default on this financial covenant, we may be required to pay off the loan with Silicon Valley Bank. As of December 31, 2003, our quick ratio was 1.56 and the amount outstanding under the term loan, which amortizes monthly, with Silicon Valley Bank was $4.5 million.

As a result of the equipment financing with General Electric Capital Corporation, we have a negative covenant pledge agreement which will require us to restrict a portion of our cash if at any point in time our unrestricted cash balance falls below the greater of $15.0 million or nine months’ cash needs. If this covenant were trigged at December 31, 2003, we would have been required to restrict approximately $686,000, approximately fifty percent of the amount outstanding under this equipment financing arrangement. The term loan with General Electric Capital Corporation amortizes monthly.

Pursuant to our current operating plan, it is likely we will fail to meet these financial covenants in 2004. We are currently in discussions with Silicon Valley Bank to modify the terms of the agreement or covenants in order to avoid a default. In addition we expect to raise funds through public or private financings of our equity securities, which would, subject to the amount raised, also allow us to avoid a default. No assurance can be given that such additional financings will be available or, if available, can be obtained on terms acceptable to us. Additionally, if we were to raise enough funds we may be able continue to meet our financial covenant with General Electric Capital Corporation.

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

Our business and competitive position will depend in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies and products in the United States and other countries. As of February 27, 2004, we had 80 U.S. patent applications pending and 27 international patent applications pending, some of which are subject to rights that we have granted to various collaborators and development partners. We have 12 trademark applications pending in the United States, one trademark application pending in the U.K., and one pending European Community trademark application. We have ten registered trademarks in the United States. We own 17 issued U.S. patents and no issued patents in any other country. If each of the 17 issued U.S. patents is maintained for the longest term available under law, the earliest a patent will expire is 2019. Upon closing the TissueInformatics transaction, Paradigm acquired 13 U.S. patent applications pending, 7 international patent applications pending, 3 issued U.S. patents, and no issued patents in any other country. If each of the 3 issued U.S. patents acquired from TissueInformatics is maintained for the longest term available under law, the earliest a patent will expire is 2019. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries.

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

In the future third parties could claim that we are employing their proprietary technology without authorization or that we are infringing their patents. We could incur substantial costs and diversion of management and technical personnel in defending ourselves against any of these claims. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief which could effectively block our ability to further develop, commercialize and sell products. In the event of a successful claim of infringement, courts may order us to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, if at all. An unsuccessful defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing available products.

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

Our operating results continue to fluctuate, which could cause the price of our common stock to fall.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of February 27, 2004, there were 32,605,360 shares of common stock outstanding. All of the (i) 11,847,727 shares sold in our initial public offering and our October 2001 direct offering, (ii) 422,459 shares issued to Celera and subsequently registered on Form S-3, (iii) outstanding shares issued pursuant to stock option exercises or purchases under our Employee Stock Purchase Plan that were registered on one of our registration statements on Form S-8, and (iv) shares that have been sold pursuant to Rule 144 or Rule 701 are freely transferable without restriction or further registration under the Securities Act, except for shares purchased by our “affiliates,” as defined in Rule 144 of the Securities Act. The remaining shares of common stock outstanding are “restricted securities” as defined in Rule 144. Holders of these shares may sell them in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

We may face challenges in integrating TissueInformatics.Inc, which could have negative financial consequences to our shareholders and us.

Our acquisition of TissueInformatics will involve the integration of operations and personnel of TissueInformatics, including, among other things, the integration of TissueInformatics technologies in quantitative tissue analysis with our biomarker and target discovery programs. In addition, we expect to maintain operations in Pennsylvania for some period of time. As a result, we will face challenges in managing an increased number of employees over a geographic distance. The process of this integration could cause an interruption of the activities of our businesses. The inability to successfully integrate the operations and personnel of TissueInformatics could have an adverse effect on us, and, as a result, the market price of our common stock could decline.

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

Due to their combined stock holdings, certain institutional stockholders who beneficially own more than five percent of our common stock, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements, which we would not otherwise consider.

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

If performance milestones, as detailed under our merger agreement with TissueInformatics.Inc, are achieved we would be required to issue additional shares which would dilute the rights of our common stockholders.

In March 2004, we issued a total of approximately 3,400,000 shares of our common stock in connection with our acquisition of TissueInformatics.Inc. We may become obligated to issue up to an additional 2,700,000 shares of our common stock on an “earn-out” basis for no additional consideration upon the successful achievement of performance milestones on or before December 31, 2004. In connection with the acquisition, we also assumed outstanding options and warrants to purchase up to 385,000 additional shares of our common stock. If we are required to issue additional shares of common stock as a result of the “earn out” or upon the exercise or conversion of assumed options and warrants, our stockholders’ percentage ownership will be diluted.

Although we currently meet all NASDAQ National Market System listing requirements, we could in the future fail to meet such requirements and be delisted from the Nasdaq System.

If we are unable to maintain a $1.00 bid price for our common stock, or maintain $10,000,000 in stockholders’ equity, our common stock would be subject to delisting from the Nasdaq National Market, in which case we would plan to apply for continued listing on the Nasdaq SmallCap Market. While we currently meet the criteria that would enable us to transfer to the Nasdaq SmallCap Market, there is no assurance we will be accepted or that we will continue to meet the criteria at the time we apply for SmallCap inclusion. If we could not transfer to the Nasdaq SmallCap Market and were forced to be listed on the NASD’s OTC Bulletin Board, trading in our common stock would likely decrease substantially, or cease altogether, the market price of our common stock may decline further, and stockholders may lose some or all of their investment. Securities analysts’ and news media’s coverage, if any, of us would also be reduced or disappear altogether. Furthermore, delisting of our common stock from the Nasdaq National Market and subsequent delisting from the Nasdaq SmallCap Market or failure to meet the requirements for transferring to the SmallCap Market could inhibit, if not preclude, our ability to raise additional working capital on acceptable terms, if at all, or to utilize our stock as full or partial consideration for the acquisition of any lines of business from third parties.

Additionally, if we continue with our history of net losses and are not successful in raising additional funds, through the sale of our equity securities, our stockholders’ equity could fall below $10 million.

(b) Recent Events

On March 11, 2004, we closed the acquisition of TissueInformatics.Inc., a privately-held company, which specializes in the development and application of automated pathology software for the quantitative analysis of tissue changes in drug discovery, disease assessment, toxicology, and tissue engineering. The acquisition is an all-stock transaction in which approximately 3.4 million shares of common stock were issued, valued at approximately $4.6 million as of the closing date, and approximately 2.7 million additional shares of common stock will be issued subject to certain performance milestones as specified in the merger agreement.

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

As a result of the acquisition of TissueInformatics.Inc., we now lease approximately 7,200 square feet of office and laboratory facilities in Pittsburgh, Pennsylvania. The building lease expires in June 2004. We are in discussions with the landlord to renew this lease.

ITEM 3.    LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock, par value $.01 (“common stock”) per share, is traded on the Nasdaq National Market (“Nasdaq”) under the symbol “PDGM.” The following table sets forth for the periods indicated the range of high and low sales prices for the common stock as reported by Nasdaq.

	HIGH	LOW
2003
First Quarter	$0.74	$0.16
Second Quarter	$1.94	$0.46
Third Quarter	$1.65	$1.04
Fourth Quarter	$1.53	$1.01
2002
First Quarter	$5.71	$1.40
Second Quarter	$1.93	$1.01
Third Quarter	$1.65	$0.41
Fourth Quarter	$1.00	$0.29

Stockholders

As of February 27, 2004, there were approximately 217 holders of record of our common stock and, according to our estimates, approximately 5,200 beneficial owners.

Dividends

We have never declared or paid dividends on our capital stock and do not anticipate paying any dividends in the foreseeable future. As a result of our indebtedness with Silicon Valley Bank they would have to consent to the payment of any dividends.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our consolidated financial data for each of the five years in the period ended December 31, 2003. The statement of operations data for the years ended December 31, 2003, 2002 and 2001, and the balance sheet data as of December 31, 2003 and 2002 have been derived from our audited financial statements beginning on page F-1 of this report. The statement of operations data for the years ended December 31, 2000 and 1999 and the balance sheet data as of December 31, 2001, 2000 and 1999 have been derived from audited financial statements that are not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data shown below should be read in conjunction with our financial statements and the notes to those financial statements beginning on page F-1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 24 of this report.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share amounts and shares outstanding)
Statement of Operations Data:
Revenues:
Commercial partnerships and government contract	$19,085	$16,823	$24,337	$9,837	$2,052
Grant revenue	2,046	360	130	500	145

Total revenues	21,131	17,183	24,467	10,337	2,197

Operating expenses:
Research and development (includes $420, $346, $561, $449 and $88, respectively, of stock-based compensation)	24,489	26,386	28,013	19,186	7,615
Selling, general and administrative (includes $473, $317, $510, $959 and $112, respectively, of stock-based compensation)	8,268	10,909	12,398	10,131	4,826

Total operating expenses	32,757	37,295	40,411	29,317	12,441

Loss from operations	(11,626)	(20,112)	(15,944)	(18,980)	(10,244)
Interest income (expense), net	(492)	(185)	(39)	1,256	(376)

Loss from continuing operations	(12,118)	(20,297)	(15,983)	(17,724)	(10,620)
Loss from discontinued operations	(36)	(3,173)	(65)	—	—

Net loss	(12,155)	(23,470)	(16,048)	(17,724)	(10,620)
Beneficial conversion of Series C Preferred Stock	—	—	—	(12,000)	—

Net loss attributable to common stockholders	$(12,155)	$(23,470)	$(16,048)	$(29,724)	$(10,620)

Net loss per common share—basic and diluted:
Loss per share from continuing operations	$(0.38)	$(0.63)	$(0.59)	$(1.61)	$(2.51)
Loss per share from discontinued operation	—	(0.10)	—	—	—

Net loss per common share	$(0.38)	$(0.73)	$(0.59)	$(1.61)	$(2.51)

Weighted average common shares outstanding—basic and diluted	32,313,258	31,973,527	27,264,022	18,434,804	4,236,409

	Years Ended December 31,
(in thousands)	2003	2002	2001	2000	1999
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$16,285	$10,909	$10,736	$36,000	$3,956
Working capital (deficiency)	4,196	(1,148)	(4,932)	16,003	(3,635)
Long term investments	—	10,324	32,256	8,528	—
Total assets	39,454	52,622	85,087	75,465	14,225
Long-term debt and capital lease obligation, net of current portion	3,846	3,378	7,678	10,753	8,047
Preferred stock	—	—	—	—	11,919
Accumulated deficit	(84,559)	(72,405)	(48,934)	(32,887)	(15,163)
Total stockholders’ equity (deficit)	19,514	30,687	53,244	39,614	(2,827)

2003

Selected Quarterly Financial Data

(unaudited)

	2003
(in thousands, except per share amounts)	First	Second	Third	Fourth	Total
Revenues	$4,067	$5,597	$6,001	$5,466	$21,131
Loss from operations	(4,017)	(3,362)	(2,052)	(2,195)	(11,626)
Loss from continuing operations	(4,141)	(3,465)	(2,280)	(2,232)	(12,118)
Income (loss) from discontinued operations	25	(121)	37	23	(36)
Net loss	(4,117)	(3,587)	(2,243)	(2,208)	(12,155)
Net loss per common share	$(0.13)	$(0.11)	$(0.07)	$(0.07)	$(0.38)

	2002
(in thousands, except per share amounts)	First	Second	Third	Fourth	Total
Revenues	$5,643	$4,414	$5,210	$1,916	$17,183
Loss from operations	(4,935)	(5,181)	(3,388)	(6,608)	(20,112)
Loss from continuing operations	(4,991)	(5,262)	(3,466)	(6,577)	(20,297)
(Loss) income from discontinued operations	(227)	254	(467)	(2,735)	(3,174)
Net loss	(5,217)	(5,008)	(3,933)	(9,312)	(23,470)
Net loss per common share	$(0.16)	$(0.16)	$(0.12)	$(0.29)	$(0.73)

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based upon current expectations. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors,” “Forward-Looking Statements” and elsewhere in this report.

You should read the following discussion and analysis in conjunction with “Selected Financial Data” and the financial statements and related notes included elsewhere in this report.

Overview

Paradigm Genetics is a biotechnology company using proprietary systems biology to discover biomarkers to reduce cost, risk and time in the product development cycle as well as to discover inaccessible targets for small molecule discovery, both for our partners and for Paradigm Genetics. We are growing our business by partnering with life sciences companies, while building our own portfolio of products. Additionally, we are leveraging our existing infrastructure to provide services that generate near-term revenue.

In March 2004, we acquired TissueInformatics.Inc, a privately held company, which develops and applies automated pathology software for the quantitative analysis of tissue changes in drug discovery, disease assessment, toxicology, and tissue engineering. We believe this acquisition provides Paradigm Genetics with a unique competitive advantage as the first company to combine gene expression profiling, biochemical profiling and quantitative tissue analysis in a systems biology approach to life sciences discovery. It is through this truly unique combination of different biological data that we can identify novel biomarkers and targets that were previously inaccessible due to biological “noise.”

Our business model targets near term and mid term revenues and cash flow from our current commercial partnerships, government contracts and grants, new commercial partnerships and our service businesses—Paradigm Array Labs™ (“PAL”) and TissueInformatics™ automated pathology software. In the long term, we are targeting revenues and cash flow through the development of our proprietary product portfolio. Our current efforts are focused on developing diagnostics for liver disease and injury, biomarkers and drugs for diabetes and obesity, novel agricultural compounds as well as the development and application of automated pathology software.

Commercial Partnership Revenue

Currently, we have several revenue generating partnerships and contracts. The table below presents these revenue sources:

(in millions)	Potential Contract Value*	Revenue Recognized prior to 2001	2001 Revenues	2002 Revenues	2003 Revenues	Total Revenue Recognized	Remaining Potential Revenue to be Recognized**
Bayer	$41.0	$11.5	$13.1	$4.7	$3.1	$32.4	$8.6
Monsanto	55.0	1.2	11.2	11.0	12.3	35.7	19.3
ATP grant	9.7	—	—	0.2	2.0	2.2	7.5
NIEHS	32.2	—	—	0.1	3.2	3.3	28.9
L’Oréal	0.5	—	—	—	—	—	0.5
Pioneer/Dupont	9.0	—	—	—	—	—	9.0

Total	$147.4	$12.7	$24.3	$16.0	$20.6	$73.6	$73.8

*	Includes potential milestone payments over the remaining term of the contracts and excludes potential royalties.
**	There can be no guarantee that we will achieve these revenues.

We currently have commercial partnerships with Bayer Crop Sciences (“Bayer”) in the area of crop production and with The Monsanto Company (“Monsanto”) and Pioneer Hi-Bred International, Inc. (“Pioneer”), a subsidiary of DuPont, in the area of crop trait discovery. Our partnership with Bayer was signed in September 1998 and was extended in November 2003. Under the terms of the agreement, the companies will collaborate on herbicide discovery through September 2006. The partnership with Monsanto was signed in November 1999 and began contributing revenues in the second quarter of fiscal year 2000. During September 2001, we announced that Monsanto had amended the partnership agreement by eliminating its option to terminate the agreement without cause in exchange for broader commercialization rights. This amendment commits Monsanto to a total partnership term of six years with committed funding through January 2006. During November 2002, we announced that the research plan under the commercial partnership with Monsanto had been revised. The revision only affected the fourth quarter of 2002 by slowing the timing of our revenue recognition. This revision will not alter the total amount of revenue we will recognize over the term of this commercial partnership. The partnership with Pioneer was signed in December 2003 and began contributing to our revenues in the first quarter of fiscal year 2004.

We also have a $23.8 million five-year contract with the National Institute of Environmental Health Sciences (“NIEHS”) that was signed in September 2002 and began contributing to our revenue in the fourth quarter of 2002. In April 2003, the Company announced that NIEHS exercised an $8.4 million option under this contract bringing the total contact value to $32.2 million. Under the terms of the contract we will use our technologies to determine how toxicants work and cause damage at the cellular level.

Our acquisition of TissueInformatics.Inc brings revenue-generating contracts, of which the most significant is the contract with L’Oréal for the development and license of TissueInformatics Software for the automated pathology slide screening of tissue-engineered skin. This contract was signed in November 2003 and will begin contributing to revenue in March of 2004.

In addition, we have two government grants. Our Advanced Technology Program (“ATP”) grant from National Institute of Standards and Technology (NIST) was awarded in June 2002 for $11.7 million over five years to develop innovative tools for target discovery through the analysis of complex coherent data sets. This grant, the largest bioinformatics grant ever awarded in NIST’s Advanced Technologies Program history, supports the development of methods and tools for the creation, evaluation and analysis of coherent data sets. The grant will be shared between the joint venture partners, currently Paradigm and LION Bioscience A.G, based on the research work plan. We are expecting LION Bioscience A.G to step down as a joint venture partner and be replaced with an undisclosed party. The other grant with the National Science Foundation (NSF) for the development of a high throughput gene discovery system in Arabidopsis using geminivirus ended in June 2003. During the year ended December 31, 2002 we also generated revenues from another grant from NSF that ended in December 2002.

During the year ended December 31, 2002, we also generated $1.0 million in revenues from our commercial partnership with VDDI Pharmaceuticals that ended in December 2002. This revenue is included under the caption other revenue in the table above.

2003 Performance

During 2003, one of our major initiatives was to substantially reduce our cash burn rate. We ended 2003 with $16.3 million in cash, cash equivalents, short-term investments and long-term investments compared to $21.2 million at December 31, 2002. This equates to a net use of cash and investments of $4.9 million in 2003 compared to $21.8 million in 2002, a reduction of 77%. Our cash position will continue to be a major focus in 2004. We may seek to further strengthen our cash position through additional financings involving either debt or the sale of our stock or both. For further discussion of our cash position please see “Liquidity and Capital Resources” below.

During 2003, we set out to increase productivity gains, improve cost controls and gain traction by signing commercial deals, which would represent the acceptance and validation of our technology. We achieved each of these goals, closing out a year of strong performance commercially, financially and strategically. In 2003, we signed numerous commercial partnerships, including:

•	An $8.4 million option under our $23.8 million contract with the NIEHS, increasing the total contract to $32.2 million.

•	An extension of our commercial partnership with Bayer, taking the collaboration through September of 2006.

•	A small fungicide testing agreement with Bayer.

•	A $9.0 million, three-year commercial partnership with Pioneer Hi-Bred International, Inc., a subsidiary of DuPont.

•	Two healthcare proof-of-concept agreements, one with a well-known biotechnology company and one with Merck & Co. Inc. We believe that these proof-of-concept deals will lead to larger research collaborations.

We also launched Paradigm Array Labs™, which capitalizes on our in-house experience and knowledge base in microarray processing. Our success with regard to productivity gains and cost controls enabled us to redirect some of the savings towards the acceleration of our research and development programs in agriculture and healthcare.

Financially, we signed a new debt agreement with Silicon Valley Bank. This agreement provided a $5.0 million, four-year term loan and a $2.5 million line of credit. We used approximately $3.0 million of the proceeds from the term loan to pay off our equipment financing loan with Transamerica Technology Finance, which was to mature in June 2004. We also actively worked to maintain our listing on the NASDAQ National Market.

Strategically, we identified the acquisition of TissueInformatics.Inc as a key step to creating powerful and unique systems biology capabilities for life sciences discovery. Further we identified near term, mid term and long term revenue opportunities. In the near-term, we believe our Paradigm Array Labs services business and automated pathology software offering will generate positive cash flow and revenue. In both the near and mid-term, the new commercial partnerships and contracts that we signed in 2003 provide good visibility on both cash flow and revenue. In the long-term, we believe that our programs for the development of diagnostics for liver disease and injury; biomarkers and drugs for diabetes and obesity; novel agricultural compounds and development and application of automated pathology software will lead to long-term positive cash flow and revenue and ultimately, greater shareholder value. The acquisition of TissueInformatics.Inc also added approximately $2.6 million in cash to our balance sheet.

Liquidity and Capital Resources

We have historically financed our operations through the sale of common and preferred stock, debt and capital lease financing, payments received from commercial partnerships and government grants. From our inception through December 31, 2003, we have raised an aggregate of approximately $95.5 million in equity issues and approximately $25.6 million in proceeds from secured debt financing.

At December 31, 2003, we had cash, cash equivalents and short-term investments totaling approximately $16.3 million. We currently see several factors which could negatively impact our cash position:

•

As a result of the secured debt agreement with Silicon Valley Bank, we are obligated to maintain a quick ratio of at least 1.50. The quick ratio is the ratio of the sum of cash, cash equivalents, short- and long-term investments and one-half of accounts receivable to the sum of all current liabilities and all amounts owed to Silicon Valley Bank minus our deferred revenue. If we were to default on this financial covenant, we may be required to pay off the loan with Silicon Valley Bank. At December 31, 2003, the amount outstanding under our term loan with Silicon Valley bank was $4.5 million. We also had outstanding $2.3 million under the revolving line of credit, which was repaid in January 2004. Our quick ratio was 1.56 as of December 31, 2003.

•	As result of the equipment financing with General Electric Capital Corporation, we have a negative covenant pledge agreement which will require us to restrict a portion of our cash if at the end of any quarter our unrestricted cash balance falls below the greater of $15.0 million or nine months’ cash needs. If we had triggered this covenant at December 31, 2003, the restriction would have been approximately $686,000, which is approximately fifty percent of the amount outstanding under this equipment financing arrangement.

•	Our operations continue to use cash and will continue to do so some time.

•	Our cash equivalents and short-term investments are invested in financial instruments with interest rates based on financial market conditions and as such we are exposed to interest rate fluctuations.

If we were required to pay off the loan with Silicon Valley Bank and restrict cash under the loan covenants with General Electric Corporation, we believe our remaining cash would be sufficient to support our operations into 2005. Please see the section entitled “Future Cash Commitments” and “Outlook for 2004” below, for further details.

In order to best understand the Company’s cash flow, management believes that the cash flow measure presented below, which includes Short-Term and Long-Term Investments, is an appropriate measure for evaluating the Company’s liquidity, because this reflects all liquid resources available for strategic opportunities including, among others, to invest in the business and continue operating activities. However this measure should be considered in addition to, and not as a substitute for, or superior to, cash flows, prepared in accordance with generally accepted accounting principles in the U.S.

(in millions)	2003	2002	2001
Net cash used in operating activities	($5.3)	($13.4)	($19.3)
Net cash used in investing activities, excluding purchases and maturities of short-term and long-term investments	(0.4)	(1.0)	(8.4)
Net cash provided by (used in) financing activities	0.8	(7.4)	26.2

Net decrease in cash, cash equivalents, short-term investments and long-term investments	(4.9)	(21.8)	(1.5)
Cash, cash equivalents, short-term investments and long term investments, beginning of period*	21.2	43.0	44.5

Cash, cash equivalents, short-term investments and long term investments, end of period*	$16.3	$21.2	$43.0

* Cash, cash equivalents, short-term and long-term investments exclude restricted cash.

** See reconciliation to generally accepted accounting principles (“GAAP”) below.

Cash used in operating activities:

•

In 2003, cash used in operating activities primarily consisted of operating losses and a decrease in deferred revenue offset, in part, by the add back of non-cash expenses (primarily depreciation and stock-based compensation) and positive changes in other working capital balances as a result of improved cash management activities. Deferred revenue consists of payments made by Monsanto offset by the revenue we recognize under this commercial partnership. Improved cash management activities include decreased accounts receivable balances (as a result of the decrease in our Bayer receivable from $4.4 million at December 31, 2002 to $2.5 million at December 31, 2003 and improved collection activities), decreases in prepaid assets and increases in accrued and other liabilities.

•	In 2002, cash used in operating activities primarily consisted of operating losses, a decrease in deferred revenue and decreases in accounts payable balances offset, in part, by the add back of non-cash expenses (primarily, depreciation, the loss on disposal of discontinued operations, stock-based compensation and loss on disposal of assets) and positive changes in other working capital balances. Deferred revenue consists of payments made by Monsanto offset by the revenue we recognize under this partnership. Other working capital changes include decreased accounts receivable balances (as a result of the decrease in our Bayer receivable from $5.2 million at December 31, 2001 to $4.4 million at December 31, 2002 and improved collection activities) and decreases in prepaid assets.

•	In 2001 cash used in operating activities primarily consisted of operating losses, increased accounts receivable balances, a decrease in deferred revenue and lower accrued and other liabilities offset, in part, by the add back of non-cash expenses (primarily depreciation and stock-based compensation.) Accounts receivable increases primarily comprised of the Bayer receivable, which went from a deferred revenue position at December 31, 2000 of $1.5 million to a receivable position of $5.2 million at December 31, 2001. Deferred revenue at December 31, 2001 consists of payments made by Monsanto offset by the revenue we recognize under this commercial partnership.

We expect our cash from operating activities will improve slightly in 2004 when compared to 2003, as we are expecting new revenues in 2004 to contribute to our cash flow from operations offset, in part, by higher research and development costs from our expanding research programs, see “Outlook for 2004” below. No assurance can be given that we will earn the new revenues anticipated in 2004.

Cash used in investing activities primarily consisted of investments in laboratory and data processing equipment for our GeneFunction Factory™, our biochemical profiling, and phenotypic analysis platforms and also in leasehold improvements. The need for capital equipment has declined over the last two years. We expect our cash used in investing activities will increase in 2004 compared to 2003 as we continue to make investments in the purchase of equipment to support our operations.

Cash provided by (used in) financing activities:

•	In 2003, cash provided by financing activities primarily consisted of the receipt of approximately $5.0 million from our financing with Silicon Valley Bank of which we used approximately $3.0 million to pay off our equipment financing with one financial institution, which carried higher interest rates. We also drew down approximately $2.3 million from the revolving line of credit with Silicon Valley bank, which was repaid in January 2004. In addition, we had net repayments under our notes payable for equipment financing of approximately $3.3 million.

•	In 2002, cash used in financing activities primarily consisted of net repayments under our notes payable for equipment financing in accordance with the debt agreements. We paid off our senior term loan of $2.0 million and had net repayments under our notes payable for equipment financing of approximately $5.2 million.

•	In 2001, cash provided by financing activities primarily consisted of the receipt of approximately $26.1 million in net proceeds from our secondary offering. In addition, we had net repayments under our notes payable for equipment financing of approximately $175,000.

The table below presents our future cash commitments associated with long-term debt, capital and operating leases.

($ in millions)	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt*	$2.2	$1.6	$1.3	$0.8	—	—	$6.0
Capital leases	0.1	—	—	—	—	—	0.1
Operating leases	1.9	1.9	1.9	1.9	1.9	6.0	15.5

Total	$4.2	$3.5	$3.2	$2.7	$1.9	$6.0	$21.6

*	amounts from Silicon Valley Bank (excluding approximately $2.3 million in borrowings under our line of credit at December 31, 2003) and General Electric Capital Corporation

Overall, we believe that we have sufficient cash to fund our operations, our capital needs and our debt obligations into 2005. Nevertheless, we expect to raise additional funds to support our expanding research and development programs through public or private financings of our equity securities, additional debt financing or both. No assurance can be given that such additional financings will be available or, if available, can be obtained on terms acceptable to us.

** Reconciliation to GAAP

Under GAAP, cash flows from investing activities above would improve by net maturities of investment securities and unrealized gains and losses on investments; also under GAAP, cash and cash equivalents at the beginning and end of the period would be less, as they would exclude short and long-term investments. The following table present these differences:

(in millions)	2003	2002	2001
Changes to cash flow from investing activities
Net maturities of investments	$6.1	$21.6	$5.6
Unrealized (gains) and losses	0.1	(0.1)	—

Total change to cash flow from investing activities	6.2	21.5	5.6

Beginning of the period exclusions
Short-term investments	5.0	4.6	33.9
Long-term investments	10.3	32.3	8.5
End of the period exclusions
Short-term investments	9.1	5.0	4.6
Long-term investments	$—	$10.3	$32.3

Results of Operations

Years Ended December 31, 2003 and 2002.

Revenues

The table below presents our revenue sources for 2003 compared to 2002.

(in millions)	December 31,
	2003	2002	Increase (Decrease)	% Increase (Decrease)	Notes
Bayer	$3.1	$4.7	($1.6)	(34%)	1
Monsanto	12.3	11.1	1.2	11%	2
NIEHS	3.2	0.1	3.1	*	3
Grant revenues	2.1	0.3	1.8	*	4
Other	0.4	1.0	(0.6)	(60%)	5

Total Revenue	$21.1	$17.2	$3.9	23%

*Increase greater than 200%

Notes:

1.	We recognize revenues relating to our partnership with Bayer in two components, gene discovery and assay development. For the gene discovery component, from which the majority of the revenue is generated, we recognize revenue by comparing the number of genes analyzed to the total number of genes to be analyzed. As this contract has entered its later phases, there is a corresponding decrease in the number of genes analyzed. Therefore, the revenue associated with the gene discovery component has declined. For the assay component, we recognize revenue when Bayer accepts assays. There was no significant difference in revenues related to assays in 2003 compared to 2002. The combined result is a decrease in the total revenue recognized for Bayer in 2003 when compared to 2002. We expect the trend in both the gene discovery component and the assay component to continue in 2004.

2.	We recognize revenues relating to our partnership with Monsanto by comparing the number of genes analyzed to the total number of genes to be analyzed. During 2002,we announced that the research plan under this partnership had been revised. The revision to the research plan slowed the timing of our revenue recognition during the fourth quarter 2002, and thus lowered the total revenue recognized for 2002. Therefore we see an increase in total revenue for Monsanto in 2003 when compared to 2002. We expect that revenues related to this commercial partnership will decline in 2004 when compared to 2003 as the project enters later phases in which there is a decrease in the number of genes analyzed.

3.	We recognize revenues relating to our partnership with NIEHS as samples are processed. In 2003, revenues increased as a result of the continued ramp up in the number of samples processed under this contract. We expect this ramp up to continue in 2004 and, as a result, we expect revenues will increase in 2004 when compared to 2003.

4.	We recognize revenues under our grants as the related expenses are incurred. Grant revenues for the year ended December 31, 2003 were generated from our ATP grant and one grant with NSF. Grant revenues for the year ended December 31, 2002 were generated from our ATP grant and two grants with NSF. The revenue increase between 2002 and 2003 is primarily related to our ATP grant. We are expecting that our grant revenues will remain flat in 2004 when compared to 2003, due to revenues from our ATP grant increasing in 2004 offset, in part, by decreases in our grant revenue from NSF as the last grant ended in June 2003.

5.	Other revenues in 2003 were primarily comprised of a one-time service contract compared to 2002 when other revenues were primarily comprised of revenue from our commercial partnership with VDDI Pharmaceuticals which ended in December 2002. We expect that other revenues will increase in 2004 when compared to 2003 as we begin to recognize more revenues from our PAL™ service business.

Research and Development and Selling, General and Administrative Expenses

The table below presents our operating expenses for 2003 compared to 2002.

(in millions)	December 31,
	2003	2002	Increase (Decrease)	% Increase (Decrease)	Notes
R&D Expenses
Payroll, lab supplies and other expenses	$21.0	$22.5	($1.5)	(6%)	1
Depreciation	3.1	3.6	(0.5)	(13%)	2
Stock-based compensation	0.4	0.3	0.1	33%	3

Total R&D Expenses	24.5	26.4	(2.2)	(8%)

SG&A Expenses
Payroll and other expenses	5.8	8.3	(2.5)	(30%)	4
Depreciation	2.0	2.3	(0.3)	(13%)	2
Stock-based compensation	0.5	0.3	0.2	66%	3

Total SG&A Expenses	8.3	10.9	(2.6)	(24%)

Total Operating Expenses	$32.8	$37.3	($4.5)	(12%)

Notes:

1.	Our costs in 2003 declined when compared to 2002, a year in which our operations were reorganized to better enable us to focus our resources on our core business opportunities. Payroll costs decreased approximately $1.6 million from 2002, primarily relating to lower headcount. Laboratory supply costs increased approximately $0.7 million from 2002 as we ramped up the work on our contract with NIEHS. Other expenses, which consist primarily of facilities costs, corporate support costs and licenses fees, decreased by approximately $0.6 million as a result of our continued cost control initiatives. We are expecting our payroll, lab supply and other expenses to increase in 2004 when compared to 2003 as we continue to expand our services under our contract with NIEHS, expand our healthcare business and deliver on our new contract with Pioneer Hi-Bred. In March 2004, we completed the acquisition of TissueInformatics.Inc, which will also add to our payroll, lab supply and other expenses.

2.	Total depreciation expense decreased in 2003 when compared to 2002. This was due to some of our assets being fully depreciated and purchasing less capital equipment in 2003 than in prior years. We expect this trend to continue in 2004 when compared to 2003.

3.	Total stock-based compensation expense increased in 2003 when compared to 2002, primarily due to the granting of 492,500 shares of common stock as part of 2002 bonuses. During 2003 we accrued $0.5 million in additional stock based compensation expense related to these stock bonuses as the shares of common stock were issued in June 2003. We expect that stock-based compensation expense will decrease substantially in 2004 when compared to 2003 as the amount of deferred compensation remaining to be expensed is minimal.

4.	Our costs in 2003 declined when compared to 2002, a year in which our operations were reorganized to better enable us to focus our resources on our core business opportunities. Payroll costs decreased approximately $0.8 million from 2002, primarily due to lower headcount. Other expenses, which consist primarily of professional expenses, such as legal and accounting fees, facilities costs, business development costs, taxes and insurance costs, decreased by approximately $1.7 million as a result of our continued cost control initiatives. We are expecting our payroll and other expenses to increase in 2004 when compared to 2003 as we expand our operations, deliver on new revenue generating contracts and increase our business development activities. In March 2004, we completed the acquisition of TissueInformatics.Inc, which will also add to our payroll and other expenses.

Divestiture

We are reporting a small loss from discontinued operations in 2003. In November 2002, we decided to discontinue the operations of our plant genotyping business, ParaGen and in February 2003 we sold ParaGen, to DNA Landmarks. In 2002, we reported the operating losses from ParaGen and the related write-off of goodwill and associated assets to fair value less costs to sell, as a loss from discontinued operations of $3.2 million. We are expecting a minimal income contribution from discontinued operations as we recognize royalties from the sale during 2004. We purchased ParaGen in 2001 from Celera for 422,459 shares of our common stock, which were subsequently registered for resale on an S-3 registration statement.

Interest Income (Expense), Net

Interest income (expense), net represents interest earned on our cash, cash equivalents and short-term and long-term investments, offset by interest expense on long-term debt and capital leases. Interest income (expense) net, increased to an expense of approximately $492,000 for the year ended December 31, 2003 compared to $185,000 for the year ended December 31, 2002. This increase was attributable to a reduction in interest earned on our cash balances offset, in part, by a decrease in our interest expense. We expect that net interest expense will continue to increase as we use our cash balances to fund our operations and service our debt.

Net Loss

Net loss decreased 48% to approximately $12.2 million for the year ended December 31, 2003, compared to approximately $23.5 million for the year ended December 31, 2002. The decrease in the net loss was primarily due to increased revenues between the two periods, lower research and development costs, lower selling, general and administrative costs and decreased losses from discontinued operations related to ParaGen.

Years Ended December 31, 2002 and 2001.

Revenues

The table below presents our revenue sources for 2002 compared to 2001.

(in millions)	December 31,
	2002	2001	Increase (Decrease)	% Increase (Decrease)	Notes
Bayer	$4.7	$13.2	($8.5)	(64%)	1
Monsanto	$11.1	11.2	(0.1)	(1%)	2
NIEHS	0.1	—	0.1	—	3
Grant revenues	0.3	0.1	0.2	*	4
VDDI	1.0	—	1.0	—	5

Total Revenue	$17.2	$24.5	($7.3)	(30%)

* Increase greater than 200%

Notes:

1.	We recognize revenues relating to our partnership with Bayer in two components, gene discovery and assay development. For the gene discovery component, for which the majority of the revenue is associated, we recognize revenue by comparing the number of genes analyzed to the total number of genes to be analyzed. As this contract has entered its later phases, there is a corresponding decrease in the number of genes analyzed. Therefore, the revenue associated with the gene discovery component has declined. For the assay component, we recognize revenue when Bayer accepts assays. There was no significant difference in revenues related to assays in 2002 compared to 2001. The combined result is a decrease in the total revenue recognized for Bayer when compared to 2001.

2.	We recognize revenues relating to our partnership with Monsanto by comparing the number of genes analyzed to the total number of genes to be analyzed. During 2002, we announced that the research plan under this partnership had been revised. The revision to the research plan slowed the timing of our revenue recognition during the fourth quarter 2002, and thus lowered the revenue recognized for 2002. The result is that our revenue for 2002 was flat when compared to 2001, a year in which we were ramping up work on this contract.

3.	Our government contract with NIEHS commenced in September 2002.

4.	We recognize revenue under our grants as the related expenses are incurred. Grant revenues for the year ended December 31, 2002 were generated from our ATP grant, awarded in June 2002 and our two grants with NSF, awarded in 2002. Grant revenues for the year ended December 31, 2001 were generated from the U.S. Department of Energy grant that ended in June 2001. One of the grants with the NSF ended in December 2002 and the other ended in June 2003.

5.	The commercial partnership with VDDI Pharmaceuticals commenced in February 2002 and was completed in December 2002.

Research and Development and Selling, General and Administrative Expenses

The table below presents our operating expenses for 2002 compared to 2001.

(in millions)	December 31,
	2002	2001	Increase (Decrease)	% Increase (Decrease)	Notes
R&D Expenses
Payroll, lab supplies and other expenses	$22.5	$25.0	($2.5)	(10%)	1
Depreciation	3.6	2.4	1.2	50%	2
Stock-based compensation	0.3	0.6	(0.3)	50%	3

Total R&D Expenses	26.4	28.0	(1.6)	(6%)
SG&A Expenses
Payroll other expenses	8.3	9.7	(1.4)	(14%)	4
Depreciation	2.3	2.2	0.1	5%	2
Stock-based compensation	0.3	0.5	(0.2)	(40%)	3

Total SG&A Expenses	10.9	12.4	(1.5)	(12%)

Total Operating Expenses	$37.3	$40.4	($3.1)	(8%)

Notes:

1.	Our costs in 2002 declined when compared to 2001. We incurred lower personnel costs due to a decrease in the number of research and development staff, lower supplies costs and consulting fees offset in part, by increases in facilities costs, repairs and maintenance expenses and license fees. During 2002, our operations were reorganized to better enable us to focus our resources on our core business opportunities, all related costs were incurred and expensed during 2002.

2.	Total depreciation expense increased in 2002 when compared to 2001 due to a full year of depreciation expense being recognized in 2002 for those assets purchased in 2001.

3.	Total stock-based compensation expense decreased in 2002 when compared to 2001. Stock based compensation represents the amortization of deferred compensation related to stock options granted during 2000 to employees at an exercise price below the estimated fair value of our common stock at the date of grant. Deferred compensation is amortized over the vesting period of the related stock options, which is generally four years. The reason that stock-based compensation expense decreased is that as individuals leave the employ of Paradigm the deferred compensation related to unvested options is no longer recognized as an expense.

4.	Our costs in 2002 declined when compared to 2001. This expense decrease was primarily due to a one-time charge that we recorded in 2001 related to an acquisition that we ceased pursuing. Other expenses consist primarily of professional expenses, such as legal and accounting fees, facilities costs, business development costs, taxes and insurance costs.

Divestiture

In November 2002, we decided to discontinue the operations of our plant genotyping business, ParaGen and in February 2003 we sold ParaGen to DNA Landmarks. In 2002, we reported the operating losses from ParaGen and the related write-off of goodwill and associated assets to fair value less cost to sell, as a loss from discontinued operations of $3.2 million compared to a loss from discontinued operations of approximately $65,000 in 2001. We purchased ParaGen in 2001 from Celera for 422,459 shares of our common stock, which were subsequently registered for resale on an S-3 registration statement.

Interest Income (Expense), Net.    Interest income (expense), net represents interest earned on our cash, cash equivalents and short-term investments and long-term investments offset by interest expense on long-term debt and capital leases. Interest expense, net was approximately $185,000 in 2002, compared to income of approximately $39,000 in 2001. This increase was attributable to a reduction in interest earned on our cash balances partially offset by a decrease in our interest expense.

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

Outlook for 2004

We ended 2003 with $16.3 million in cash, cash equivalents and short-term investments. We believe that this cash balance will be sufficient to support our operations into 2005, however, we will continue to pursue opportunities to increase our liquidity. To accomplish this we will consider additional financing involving debt, the sale of our stock or both.

We believe that we will continue to see increased receptivity for our technologies in the market place as evidenced by the two proof-of-concept deals and the commercial partnership with Pioneer Hi-Bred International, Inc., which we signed in 2003. Also the acquisition of TissueInformatics.Inc brings in key technologies that strengthen our systems biology capabilities. We believe that the strengthening of our offering, the addition of key people and the strengthened product pipeline from TissueInformatics.Inc. will lead to an enhanced revenue stream in 2004.

The cost controls and productivity gains achieved in 2003 will continue to be a focal point in 2004. We will continue to look for opportunities to redirect resources to accelerate and expand our research and development programs toward both the agriculture and healthcare markets.

Critical Accounting Policies and Estimates

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

The most significant estimates that management makes with respect to our financial statements is the progress to completion under our long-term commercial contracts. We currently recognize revenue based on a comparison of the number of genes analyzed to the total number of genes to be analyzed, on a contract-by-contract basis. We track the number of genes analyzed through our computer systems. If these computer systems were to incorrectly count the number of genes analyzed our revenues may be impacted. Alternatively, if we were to incorrectly estimate the number of genes to be analyzed in order to complete our commercial contracts, our future revenues may be impacted.

Recently Issued Accounting Standards

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). FASB Statements No. 133 “Accounting for Derivative Instruments and Hedging Activities” and No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 149 amends Statement No. 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process. This Statement contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements,” and FASB Statements No. 65, “Accounting for Certain Mortgage Banking Activities,” No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” No. 95, “Statement of Cash Flows,” and No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities.” The provisions of SFAS No. 149 are effective for contracts entered into or modified after September 30, 2003. The adoption of SFAS No. 149 did not have any impact on the Company’s financial statements or results of operations.

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

In November 2002, the Financial Accounting Standards Board issued Financial Accounting Series FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN No. 45”). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretive guidance incorporated without change from Interpretation 34 continues to be required for financial statements for fiscal years ending after June 15, 1981—the effective date of Interpretation 34. The adoption of FIN No. 45 did not have any impact on our financial statements or results of operations. The required disclosures as of December 31, 2003 are presented in the notes to the Financial Statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities,” which requires the assets, liabilities and results of operations of variable interest entities (“VIE”) be consolidated into the financial statements of the company that has controlling financial interest. FIN No. 46 also provides the framework for determining whether a VIE should be consolidated based on voting interest or significant financial support provided to the VIE. The Company adopted these provisions, as required, with respect to VIEs created after January 31, 2003. The effective date for applying the provisions of FIN No. 46 for interests held by public entities in VIEs or potential VIEs created before February 1, 2003 has been deferred and will be effective as of March 31, 2004 except for interests in special purpose entities. The Company does not have interests in special purpose entities.

In December 2003, the FASB revised SFAS No. 132-R “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132-R revises employer’s disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87 “Employers’ Accounting for Pensions,” SFAS No. 88 “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106 “Employer’s Accounting for Postretirement Benefits Other Than Pensions.” This revision retains the disclosure requirements contained in the original SFAS No. 132 and provides additional disclosures about assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The provisions of SFAS No. 132-R are effective for financial statements with fiscal years ending after December 15, 2003. The adoption of SFAS No. 132-R did not have a material impact on the Company’s financial position or results of operations.

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

FORWARD-LOOKING STATEMENTS

Our forecast of the period of time through which our financial resources will be adequate to support our operations and other statements contained in this report are forward-looking and involve risks and uncertainties. Actual results could vary as a result of a number of factors. We believe that our existing cash and investment securities and anticipated cash flow from existing revenue sources will be sufficient to support our current operating plan into 2005. We have based this estimate on assumptions that may prove to be wrong. It is possible that we may seek additional funding within this time frame. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available or, even if available, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results. Our future capital requirements will depend on many factors, including:

•	the number, breadth and progress of our research programs

•	the achievement of the milestones under certain of our existing commercial partnerships

•	our ability to establish additional and maintain current and additional commercial partnerships

•	our commercial partners’ success in commercializing products developed under our commercial partnership agreements

•	our success in commercializing products to which we have retained the rights under our commercial partnerships

•	the costs incurred in enforcing and defending our patent claims and other intellectual property rights, and

•	the costs and timing of obtaining regulatory approvals for any of our products.

•	the receipt of approval from the National Institute of Standards and Technologies for our proposed replacement of LION Biosciences A.G as our joint venture partner in the Advanced Technology Program grant.

This report contains other forward-looking statements, including statements regarding: our ability to successfully develop and improve our GeneFunction Factory™, FunctionFinder™system, our Gene to Cell System™ approach, our metabolic profiling platform, databases and other technologies; the future prospects of our metabolomic platform, including the potential of the platform to improve the efficiency and lower the cost of drug discovery, decrease the time to market for new drugs, reduce toxic side effects of drugs, complement other genomic tools, and attract commercial partners to be a more efficient and proximal indicator of cellular physiology than genomics and proteomics platforms; our ability to industrialize the process of gene function discovery and metabolomics and generate information enabling the development of novel products; our ability to establish intellectual property protection for our gene function information, databases, processes and other technologies; product development and commercialization efforts; our strategy and market opportunities, anticipated increases in our revenues, and timing of revenues from commercial partnerships; our ability to meet or exceed our milestone targets and earn royalties under our commercial partnerships; our ability to enter into new partnerships and alliances; our intended use of the proceeds from our direct offering and other financial resources; our research and development and other expenses; our operational and legal risks; our ability to remain listed on the Nasdaq National Market or become listed on the Nasdaq SmallCap Market; and building shareholder value.

Such statements are based on management’s current expectations and are subject to a number of risks, factors and uncertainties that may cause actual results, events and performance to differ materially from those referred to in the forward-looking statements. These risks include, but are not limited to, our early stage of development, history of net losses, technological and product development uncertainties, reliance on research collaborations, uncertainty of additional funding and ability to protect our patents and proprietary rights. These and other risks are discussed below in Part I, of this report, titled “Business – Risk Factors.”

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

Our investments consist of securities of various types and maturities of one year or less. These securities are classified as available-for-sale. Available-for-sale securities are recorded on the balance sheet at fair market value with unrealized gains or losses reported as part of accumulated other comprehensive income. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security.

The securities held in the our investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the available-for-sale securities. A rise in interest rates would have an adverse impact on the fair market value of fixed rate securities. If interest rates fall, floating rate securities may generate less interest income. We manage the exposure to interest rate risks through investing in securities with maturities of five years, or less.

Additionally, we are exposed to risk from changes in interest rates as a result of its borrowing activities. At December 31, 2003, we had total debt of $8.4 million. The Company’s debt consists of a term loan with Silicon Valley Bank with approximately $4.5 million outstanding with a fixed interest rate of 7.75%; a revolving line of credit with Silicon Valley Bank with approximately $2.3 million outstanding which was repaid in January 2004; equipment financing loans with approximately $1.4 million outstanding, with fixed interest rates ranging from 11.2% to 14.1%; and capital lease obligations of approximately $120,000 outstanding, with a fixed effective interest rate of 12.1%. See Notes 9 and 13 of Notes to Financial Statements.

Paradigm was not exposed to material market risks associated with activities in derivative financial instruments, other financial instruments, or commodity instruments as of the year ended December 31, 2003.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required pursuant to this item are included in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9 A.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We incorporate herein by reference the information under the captions “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement to be filed within 120 days after the end of our fiscal year (the “Proxy Statement”).

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We incorporate herein by reference the information under the caption “Employment Agreements, Termination of Employment and Change of Control Arrangements” contained in the Proxy Statement.

PART IV

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate herein by reference the information under the caption “Independent Public Accountants” contained in the Proxy Statement.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements. The following financial statements, and related notes, of Paradigm Genetics, Inc. and the Report of Independent Public Auditors are filed as part of this Form 10-K.

(a)(2) Financial Statement Schedules. All financial statement schedules required by Item 15(a)(2) have been omitted because they are inapplicable or because the required information has been included in the Financial Statements or Notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this report on Form 10-K.

Exhibit Number	Description
******** 2.1	Agreement and Plan of Merger by and among the Registrant, TissueInformatics.Inc and TVM V Life Science Ventures GmbH & Co., KG dated January 29, 2004
******** 2.2	First Amendment to the Agreement and Plan of Merger by and between the Registrant and TissueInformatics.Inc. dated March 10, 2004
* 3.1	Restated Certificate of Incorporation
** 3.2	Amended and Restated By-Laws
* 4.1	Form of Common Stock Certificate
* 10.1+	1998 Stock Option Plan (Filed as Exhibit 10.1)
* 10.2Δ	Agreement between Bayer AG and the Registrant dated September 22, 1998, as amended (Exhibit 10.7)
* 10.3Δ	Collaboration Agreement between the Monsanto Company and the Registrant, dated November 17, 1999 (Exhibit 10.8)
* 10.4	Amended and Restated Lease Agreement, dated April 2000 between the Registrant and ARE-104 Alexander Road LLC (Filed as Exhibit 10.25.1)
* 10.5	Lease Agreement between the Registrant and ARE-104 Alexander Road LLC dated April 2000 (Filed as Exhibit 10.25.2)
* 10.6	Tenant Certificate and Agreement, dated January 11, 2000, between the Registrant and ING Investment Management, LLC (Filed as Exhibit 10.29)
* 10.7	Warrant issued to Innotech Investments Limited, dated February 12, 1998 (Filed as Exhibit 10.47)

Exhibit Number	Description
* 10.8	First Amendment to Warrant issued to Innotech Investments Limited, dated April 2000 (Filed as Exhibit 10.47.1)
* 10.9+	2000 Employee, Director and Consultant Stock Option Plan (Filed as Exhibit 10.48)
* 10.10+	2000 Employee Stock Purchase Plan (Filed as Exhibit 10.49)
** 10.11Δ	Alliance Agreement between LION Bioscience AG and the Registrant dated November 22, 2000 (Exhibit 10.18)
*** 10.12Δ	Amendment to Collaboration Agreement between Monsantoand the Registrant, dated August 30, 2001 (Filed as Exhibit 10.1)
**** 10.13	Extension and Amendment of Agreement dated September 21, 1998 between the Registrant and Bayer AG (Filed as Exhibit 10.1)
***** 10.14+	2002 Non-qualified Stock Option Plan (Exhibit 10.25)
* 10.15	Master Loan and Security Agreement, dated June 18, 1998, between the Registrant and Oxford Venture Leasing LLC (Filed as Exhibit 10.34)
****** 10.16Δ	Amendment No. 3 to the Monsanto/Paradigm Genetics Collaboration Agreement, dated September 23, 2002 (Exhibit 10.31)
******* 10.17Δ	Award/Contract between National Institute of Environmental Health Sciences and the Registrant, dated September 30, 2002 (Exhibit 10.36)
****** 10.18Δ	Amendment No. 3 to Award/Contract between National Institute of Environmental Health Sciences and the Registrant, dated April 23, 2002 (filed as Exhibit 10.5)
****** 10.19+	Employment Agreement between the Registrant and Heinrich Gugger, dated July 10, 2002 (Exhibit 10.41)
****** 10.20+	Employment Agreement between the Registrant and Philip R. Alfano, dated November 22, 2002 (Exhibit 10.42)
******* 10.21+	Employment Agreement between the Registrant and Thomas Colatsky, dated August 05, 2002 (Exhibit 10.43)
****** 10.22+	Employment Agreement between the Registrant and J. Barry Buzogany, dated November 18, 2002 (Exhibit 10.44)
****** 10.23+	Agreement Related to Severance between the Registrant and James D. Bucci, dated May 01, 2002 (Exhibit 10.45)
****** 10.24+	Agreement Related to Severance between the Registrant and Keith R. Davis, dated November 22, 2002 (Exhibit 10.46)
****** 10.25+	Agreement Related to Severance between the Registrant and John E. Hamer, dated November 22, 2002 (Exhibit 10.47)
****** 10.26+	2003 Employee, Director and Consultant Stock Plan (Exhibit 10.48)
****** 10.27#	Extension and Amendment of Agreement dated September 21, 1998 between the Registrant and Bayer AG, dated as of November 11, 2003
10.28#	Pioneer Hi-Bred International, Inc. contract with the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President, Finance, Chief Accounting Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1 (File No. 333-30758)
**	Previously filed and incorporated herein by reference from the Form 10-K for the period ending December 31, 2000.
***	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 30, 2001.

****	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending June 30, 2001.
*****	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 31, 2002.
******	Previously filed and incorporated herein by reference from the Form 10-K for the period ending December 31, 2002.
*******	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending June 30, 2003.
********	Previously filed and incorporated herein by reference from the Form 8-K filed on March 24, 2004.
+	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the instructions to Form 10-K.
Δ	The Securities and Exchange Commission has previously granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
#	Confidential treatment requested from the Securities and Exchange Commission with respect to certain portions of this exhibit. The portions of the document for which confidential treatment has been granted are marked “Confidential” and such confidential portions have been filed separately with the Securities and Exchange Commission.

Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

(b) Reports on Form 8-K

On December 19, 2003, the Company filed a Report on Form 8-K, in conjunction with a press release announcing the signing of a three-year research collaboration with Pioneer Hi-Bred International, Inc., a subsidiary of DuPont.

On November 12, 2003, the Company furnished a Report on Form 8-K, in conjunction with the release of its financial results for the third quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARADIGM GENETICS, INC.

Dated: March 30, 2004	By:	/s/ HEINRICH GUGGER

Heinrich Gugger Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ HEINRICH GUGGER Heinrich Gugger	President and Chief Executive Officer (principal executive officer)	March 30, 2004

/s/ PHILIP R. ALFANO Philip R. Alfano	Vice President, Finance, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 30, 2004

/s/ STEVEN BURRILL Steven Burrill	Director	March 30, 2004

/s/ MICHAEL SUMMERS Michael Summers	Director	March 30, 2004

/s/ ROBERT GOODMAN Robert Goodman	Director	March 30, 2004

/s/ HENRI ZINSLI Henri Zinsli	Director	March 30, 2004

/s/ MARK B. SKALETSKY Mark B. Skaletsky	Director	March 30, 2004

/s/ SUSAN K. HARLANDER Susan K. Harlander	Director	March 30, 2004

/s/ LEROY E. HOOD Leroy E. Hood	Director	March 30, 2004

/s/ DOUGLAS R. MORTON JR., PH.D Douglas R. Morton Jr., Ph.D	Director	March 30, 2004

PARADIGM GENETICS, INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Paradigm Genetics, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders’ equity (deficit), and of cash flows present fairly, in all material respects, the financial position of Paradigm Genetics, Inc. (the “Company”) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

Raleigh, North Carolina

March 16, 2004

PARADIGM GENETICS, INC.

BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$7,157,308	$5,883,907
Short-term investments	9,127,200	5,025,170
Accounts receivable	2,975,800	4,601,100
Interest receivable	116,493	267,424
Prepaid expenses	784,350	1,631,429
Inventory	128,621	—

Total current assets	20,289,772	17,409,030
Restricted cash	1,404,543	1,404,543
Property and equipment, net	17,337,042	22,431,290
Long-term investments, primarily marketable securities	—	10,323,090
Long-term receivable	—	733,141
Other assets, net	422,357	320,916

Total assets	$39,453,714	$52,622,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,131,946	$964,819
Accrued liabilities	2,141,000	1,713,031
Deferred revenue	8,200,970	11,570,848
Long-term debt—current portion	2,152,663	4,093,196
Capital lease obligations—current portion	109,991	206,978
Revolving line of credit	2,331,514	—
Other liabilities	25,724	8,127

Total current liabilities	16,093,808	18,556,999
Long-term debt, less current portion	3,807,173	3,206,496
Capital lease obligations, less current portion	39,055	171,629

Total liabilities	19,940,036	21,935,124

Commitments (Note 13)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2003 and 2002	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 32,605,493 and 32,039,593 shares issued and outstanding as of December 31, 2003 and 2002, respectively	326,055	320,396
Additional paid-in capital	103,647,048	102,968,385
Deferred compensation	(1,806)	(404,873)
Accumulated deficit	(84,559,208)	(72,404,582)
Accumulated other comprehensive income	101,589	207,560

Total stockholders’ equity	19,513,678	30,686,886

Total liabilities and stockholders’ equity	$39,453,714	$52,622,010

The accompanying notes are an integral part of the financial statements.

PARADIGM GENETICS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
Revenues:
Commercial partnerships and government contracts	$19,085,239	$16,823,146	$24,337,383
Grant revenues	2,046,240	359,505	129,729

Total revenues	21,131,479	17,182,651	24,467,112

Operating expenses:
Research and development (includes $420,001, $346,060 and $561,433, respectively, of stock-based compensation)	24,489,257	26,385,764	28,013,282
Selling, general and administrative (includes $473,251, $317,277 and $510,227, respectively, of stock-based compensation)	8,268,209	10,908,894	12,397,593

Total operating expenses	32,757,466	37,294,658	40,410,875

Loss from operations	(11,625,987)	(20,112,007)	(15,943,763)

Interest income (expense):
Interest income	385,166	1,230,601	1,866,949
Interest expense	(877,337)	(1,415,278)	(1,905,760)

Interest income (expense), net	(492,171)	(184,677)	(38,811)

Loss from continuing operations	(12,118,158)	(20,296,684)	(15,982,574)

Discontinued operations:
Loss from discontinued operations	(36,468)	(617,864)	(65,000)
Loss on disposal of assets	—	(2,555,857)	—

Loss from discontinued operations	(36,468)	(3,173,721)	(65,000)

Net loss	$(12,154,626)	$(23,470,405)	$(16,047,574)

Net loss per common share —basic and diluted:
Loss per share from continuing operations	$(0.38)	$(0.63)	$(0.59)
Loss per share from discontinued operations	—	(0.10)	—

Net loss per common share	$(0.38)	$(0.73)	$(0.59)

Weighted average common shares outstanding—basic and diluted	32,313,258	31,973,527	27,264,022

The accompanying notes are an integral part of the financial statements.

PARADIGM GENETICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

		Common stock
	Comprehensive Income	Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2000		25,856,665	$258,567	$75,349,957	$(3,151,072)	$(32,886,603)	$42,677	$39,613,526
Exercise of stock options		249,949	2,500	210,193	—	—	—	212,693
Purchase of restricted stock		(92,068)	(921)	(46,484)	—	—	—	(47,405)
Issue of shares pursuant to the 2000 Employee Stock Purchase Plan		42,030	420	228,588	—	—	—	229,008
Unrealized gain on investments in marketable securities	13,079	—	—	—	—	—	13,079	13,079
Sale of common stock in secondary offering, net		5,097,727	50,977	26,047,999	—	—	—	26,098,976
Issuance of common stock for acquisition		422,459	4,225	2,095,775	—	—	—	2,100,000
Exercise of warrants		359,426	3,594	(3,594)	—	—	—	—
Deferred compensation		—	—	(564,053)	564,053	—	—	—
Compensation related to accelerated vesting of stock options		—	—	68,842	—	—	—	68,842
Amortization of deferred compensation					1,002,818			1,002,818
Net loss	(16,047,574)					(16,047,574)		(16,047,574)

Comprehensive loss	(16,034,495)
Balance at December 31, 2001		31,936,188	319,362	103,387,223	(1,584,201)	(48,934,177)	55,756	53,243,963
Exercise of stock options		222,305	2,223	153,435	—	—	—	155,658
Purchase of restricted stock		(165,405)	(1,654)	(59,953)	—	—	—	(61,607)
Issue of shares pursuant to the 2000 Employee Stock Purchase Plan		46,505	465	31,671	—	—	—	32,136
Unrealized gain on investments in marketable securities	151,804	—	—	—	—	—	151,804	151,804
Expenses related to sale of common stock in secondary offering		—	—	(28,000)	—	—	—	(28,000)
Deferred compensation		—	—	(582,289)	582,289	—	—	—
Compensation related to accelerated vesting of stock options		—	—	66,298	—	—	—	66,298
Amortization of deferred compensation		—	—	—	597,039	—	—	597,039
Net loss	(23,470,405)	—	—	—	—	(23,470,405)	—	(23,470,405)

Comprehensive loss	(23,318,601)
Balance at December 31, 2002		32,039,593	320,396	102,968,385	(404,873)	(72,404,582)	207,560	30,686,886
Exercise of stock options		15,518	155	3,050	—	—	—	3,205
Issue of shares pursuant to the 2000 Employee Stock Purchase Plan		57,882	579	42,603	—	—	—	43,182
Unrealized loss on investments in marketable securities	(105,971)	—	—	—	—	—	(105,971)	(105,971)
Issuance of shares pursuant to 2002 incentives		492,500	4,925	640,250	—	—	—	645,175
Deferred compensation		—	—	(7,240)	7,240	—	—	—
Amortization of deferred compensation		—	—	—	395,827	—	—	395,827
Net loss	(12,154,626)	—	—	—	—	(12,154,626)	—	(12,154,626)

Comprehensive loss	(12,260,597)
Balance at December 31, 2003		32,605,493	$326,055	$103,647,048	$(1,806)	$(84,559,208)	$101,589	$19,513,678

The accompanying notes are an integral part of the financial statements.

PARADIGM GENETICS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(12,154,626)	$(23,470,405)	$(16,047,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,146,469	5,939,179	4,642,424
Stock based compensation	893,252	663,337	1,071,660
Loss (gain) on disposal of assets	168,155	499,875	(104,251)
Write-off of acquisition costs	—	—	887,279
Loss on disposal of discontinued operations	—	2,555,857	—
Changes in operating assets and liabilities
Accounts receivable	2,358,441	1,868,409	(4,508,284)
Interest receivable	150,931	322,618	(285,501)
Prepaid expenses and other assets	826,446	1,070,120	(434,078)
Inventory	(128,621)	—	—
Accounts payable	167,127	(1,449,306)	352,849
Accrued and other liabilities	593,316	379,174	(1,090,579)
Deferred revenue	(3,369,878)	(1,778,962)	(3,745,795)

Net cash used in operating activities	(5,348,988)	(13,400,104)	(19,261,850)

Cash flows from investing activities:
Purchase of property and equipment	(558,241)	(1,215,739)	(7,771,878)
Acquisition costs	(80,808)	—	—
Proceeds from sale of assets	337,865	—	—
Restricted cash	—	70,327	(670,327)
Purchase of investments	(3,013,444)	(24,774,888)	(83,192,263)
Maturities of investments	9,128,533	46,418,482	88,746,363

Net cash provided by (used in) investing activities	5,813,905	20,498,182	(2,888,105)

Cash flows from financing activities:
Borrowings under notes payable	5,000,000	—	3,903,021
Borrowings under line of credit	2,331,514	—	—
Repayments of notes payable	(6,339,856)	(7,151,171)	(4,077,854)
Repayments of capital lease obligations	(229,561)	(312,708)	(163,867)
Proceeds from stock issued pursuant to employee stock purchase plan	43,182	32,136	229,008
Proceeds from issuance of common stock	—	—	28,037,499
Common stock issuance costs	—	(28,000)	(1,938,523)
Purchase of restricted stock	—	(61,607)	(47,405)
Proceeds from exercise of stock options	3,205	155,658	212,693

Net cash provided (used in) by financing activities	808,484	(7,365,692)	26,154,572

Net increase (decrease) in cash and cash equivalents	1,273,401	(267,614)	4,004,617
Cash and cash equivalents, beginning of year	5,883,907	6,151,521	2,146,904

Cash and cash equivalents, end of year	$7,157,308	$5,883,907	$6,151,521

The accompanying notes are an integral part of the financial statements.

PARADIGM GENETICS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	The Company

Paradigm Genetics, Inc. (the “Company” or “Paradigm”) was founded on September 9, 1997, and is a biotechnology company using proprietary systems biology to discover biomarkers to reduce cost, risk and time in the product development cycle as well as to discover inaccessible targets for small molecule discovery, both for their partners and for the Company. The Company is growing the business by partnering with life sciences companies, while building their own portfolio of products. Additionally, the Company is leveraging their existing infrastructure to provide services that generate near-term revenue.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $84.6 million as of December 31, 2003, incurred a net loss of $12.2 million for the year then ended and expects to incur substantial additional losses in 2004.

The Company has historically financed its operations through the sale of common and preferred stock, debt and capital lease financing, payments received from commercial partnerships and a government grant. As of December 31, 2003, the Company had total cash and investments of $16.3 million, which is comprised of cash and cash equivalents of $7.2 million and short-term investments of $9.1 million.

The Company expects to continue expanding its operations through internal growth and, possibly, through strategic acquisitions. The Company expects these activities will be funded from existing cash, cash flow from operations, issuances of stock, and borrowings under credit facilities. Management believes that these sources of liquidity will be sufficient to fund its operations into 2005. From time to time, the Company evaluates potential acquisitions and other growth opportunities, which might require additional external financing, and the Company may seek funds from public or private issuances of equity or debt securities.

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

Reclassifications

Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentations, with no effect on previously reported net loss, stockholders’ equity, or net loss per share.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and finite lived intangible assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the future undiscounted cash flows attributable to such asset or the business to which such asset relates and the net book value exceeds fair value. The impairment amount is measured as the amount by which the carrying amount of a long-lived asset (or asset group) exceeds its fair value. The Company recognized an impairment loss of $1,484,786 in 2002 (see note 4.) No impairment loss was required to be recognized during the years ended December 31, 2003 and 2001.

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

PARADIGM GENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Progress to completion under commercial partnerships is measured based on a comparison of the number of genes analyzed to the total number of genes to be analyzed, on a contract by contract basis. To the extent payments received exceed revenue recognized for each contract or grant the excess portion of such payments are recorded as deferred revenues. To the extent revenues recognized exceed payments received for each contract or grant the excess of such revenues are recorded as accounts receivable. The Company is currently recognizing revenue in accordance with Staff Accounting Bulletin No. 104 (“SAB 104”) issued by the Securities and Exchange Commission.

Research and Development

Research and development costs include personnel costs, costs of supplies, facility costs, license fees, consulting fees, the recording of deferred compensation and depreciation of laboratory equipment. These costs were incurred by the Company to develop its proprietary GeneFunction Factoryñand metabolic profiling platform, perform required services under commercial partnerships and government grants and perform research and development on internal projects. Research and development costs are expensed as incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company’s common stock at the grant date, the difference between the fair value of the Company’s common stock and the exercise price is recorded as deferred compensation. The Company reversed $7,240, $582,289 and $564,053 of deferred compensation related to the cancellation of unvested options during the years ended December 31, 2003, 2002 and 2001, respectively. Deferred compensation is amortized to compensation expense over the vesting period of the related stock option. The Company recognized $395,827, $597,039 and $1,002,818 in non-cash compensation expense related to amortization of deferred compensation during the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2002, the Company had accrued $147,750 in stock-based compensation related to grants that were made for 492,500 shares of common stock as part of 2002 bonuses, subject to shareholder approval. During 2003, the Company accrued $497,425 as additional stock-based compensation expense. Following receipt of shareholder approval to increase the shares in the Company’s stock option plan, the shares of common stock were issued on June 27, 2003 at a fair market value of $1.31 per share. In connection with the issuance of the common stock, the Company recorded an addition to common stock and additional paid in capital in the amount of $4,925 and $640,250, respectively, and eliminated the accrued liability.

The Company has adopted the disclosure requirements Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended by SFAS No. 148, which

PARADIGM GENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

requires compensation expense to be disclosed based on the fair value of the options granted at the date of grant. Stock options or warrants granted to non-employees for services are accounted for in accordance with SFAS No. 123, which requires that these options and warrants be valued using the Black-Scholes model and the resulting charge is then recorded as the related services are performed. The Company did not issue stock options to consultants or accelerate the vesting of stock options during the year ended December 31, 2003. The Company recognized $66,298 and $68,842 of compensation expense related to stock options issued to consultants and the acceleration of certain options for the years ended December 31, 2002 and 2001, respectively.

The Company continues to apply APB No. 25 and related interpretations in accounting for all of the Company’s stock option plans. Had compensation costs for the two plans been determined based on the fair value at the grant date for awards under the plans, consistent with the methods of SFAS No. 123, the Company’s net loss and net loss per share (basic and diluted) for years ended December 31, 2003, 2002 and 2001, would have been increased to the pro forma amounts indicated below:

	2003	2002	2001
Net loss available to common stockholders:
As reported	$(12,154,626)	$(23,470,405)	$(16,047,574)
Add: Stock-based employee compensation expense included in reported net loss	893,252	597,039	1,002,818
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	1,755,349	3,636,084	4,102,706

SFAS 123 proforma	$(13,016,723)	$(26,509,450)	$(19,147,462)

Loss per common share—basic and diluted:
As reported	$(0.38)	$(0.73)	$(0.59)

SFAS 123 proforma	$(0.40)	$(0.83)	$(0.70)

The per share weighted average fair value of stock options granted during fiscal 2003, 2002 and 2001 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2003, 2002 and 2001: expected dividend yield of 0%; risk free interest rates of 3.82% in 2003, 3.82% in 2002 and 4.74% in 2001; expected option lives of approximately four years in 2003 and 2002 and six years in 2001; and a volatility factors of 111% in 2003 and 2002 and 106% in 2001.

Cash Flow

The Company made cash payments for interest of $877,337, $1,415,278 and $1,905,760 for the years ended December 31, 2003, 2002, and 2001, respectively.

The Company acquired property and equipment through the assumption of capital lease obligations amounting to $591,647 for the year ended December 31, 2001.

In December 2001, the Company acquired Celera’s AgGen plant genomics and genotyping business in exchange for 422,459 shares of common stock valued at $2.1 million. The value was allocated $265,000 to equipment, $350,000 to various intangible assets, and $1.5 million to goodwill. The business was sold in February 2003. See Discontinued Operations Note 4.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of cash, investments, and accounts receivable. The Company primarily places its cash, short-term and

PARADIGM GENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The Company has two commercial partnerships and a contract with the government, which accounted for 58%, 15% and 15%, respectively, of the Company’s total revenues for the year ended December 31, 2003. The Company had two commercial partnerships, which accounted for 64% and 27% of the Company’s total revenues for the year ended December 31, 2002. The Company had two commercial partnerships, which accounted for 53% and 45% of the Company’s total revenues for the year ended December 31, 2001. Of the total accounts receivable balance at December 2003 and 2002, 84% and 96%, respectively, is comprised of receivables from one of the commercial partnerships. In December 2003, the Company signed a three year commercial agreement with Pioneer Hi-Bred International, Inc. that will further diversify revenues in future years.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income” established standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company’s accumulated other comprehensive income as of December 31, 2003, 2002 and 2001 totaled $101,589, $207,560 and $55,756, respectively, and consisted entirely of unrealized gains on investments in marketable securities.

Net Income (Loss) Per Common Share

The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net loss per share for the years ended December 31, 2003, 2002 and 2001 does not include 1,162,854, 449,453 and 1,097,095 potential shares of common share equivalents, respectively, as their impact would be antidilutive.

Segment Reporting

Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information,” (“SFAS No. 131”) requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company has determined that it operates in only one segment during the three years in the period ended December 31, 2003. The Company only has operations in the United States of America.

Internal Use Software

Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” (“SOP No. 98-1”) provides guidance regarding when software developed or obtained for

PARADIGM GENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

internal use should be capitalized. The predominant portion of the software applications used by the Company were purchased from third parties. The Company expenses the cost of accumulating and preparing data for use in its database applications as such costs are incurred.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). FASB Statements No. 133 “Accounting for Derivative Instruments and Hedging Activities” and No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 149 amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process. This Statement contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements,” and FASB Statements No. 65, “Accounting for Certain Mortgage Banking Activities,” No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” No. 95, “Statement of Cash Flows,” and No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities.” The provisions of SFAS No. 149 are effective for contracts entered into or modified after September 30, 2003. The adoption of SFAS No. 149 did not have any impact on the Company’s financial statements or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires issuers to classify certain freestanding financial instruments as liabilities. These freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets and certain obligations to issue a variable number of shares. The provisions of SFAS No. 150 are effective at the beginning of the first interim period beginning after September 15, 2003. The adoption of SFAS No. 150 did not have any impact on the financial statements or results of operations.

3.	Investments

The following is a summary of short-term available-for-sale marketable securities at December 31, 2003 and 2002. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$9,025,611	$101,589	—	$9,127,200

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$5,014,926	$10,244	—	$5,025,170

At December 31, 2003 there were no long-term available-for-sale marketable securities. The following is a summary of long-term available-for-sale marketable securities at December 31, 2002, which had maturities of between one and two years. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.

PARADIGM GENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Govt. and agency obligations	$7,106,085	$123,555	—	$7,229,640
Corporate debt securities	3,019,689	73,761	—	3,093,450

Total long-term available-for-sale securities	$10,125,774	$197,316	—	$10,323,090

4.	Discontinued Operations

On December 20, 2001, the Company acquired all of the assets of Celera’s AgGen plant genomics and genotyping business. The aggregate purchase price was $2,621,607 which consists of 422,459 of the Company’s common stock and certain expenses. The Company allocated $265,214 to equipment, $871,607 to intangible assets and $1,484,786 to goodwill. The Company also incurred $521,607 in acquisition costs, which were allocated as purchase price to intangible assets on the balance sheet. After the closing, the AgGen genomics and genotyping business became a new business unit of the Company called ParaGen.

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

5.	Property and Equipment

Property and equipment consists of the following:

		December 31,
	Useful Lives	2003	2002
Buildings	10	$398,453	$398,453
Leasehold improvements	7	9,853,235	9,784,629
Furniture and laboratory equipment	7	17,217,043	17,471,251
Computer equipment	4	8,290,883	8,046,162
Assets held for sale		—	300,000

Total costs		35,759,614	36,000,495
Less accumulated depreciation		(18,422,572)	(13,569,205)

Property and equipment, net		$17,337,042	$22,431,290

Depreciation and amortization expense for the years ended December 31, 2003, 2002, and 2001 was $5,146,469, $5,807,178, and $4,642,424, respectively.

The Company leases certain equipment under capital lease agreements. The cost of equipment under capital leases at December 31, 2003 and 2002 was $442,969 and $788,889, respectively. During 2003 the Company wrote off $346,000 of original equipment cost. The accumulated amortization for equipment under capital leases was $327,817 and $327,839 at December 31, 2003 and 2002, respectively.

PARADIGM GENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

6.	Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and accounts receivable at December 31, 2003 and 2002 approximated their fair value due to the short-term nature of these items.

The fair value of the Company’s short-term and long-term investments at December 31, 2003 and 2002 was determined based on quoted financial market prices. At December 31, 2003, 2002 and 2001, the Company had $101,589, $207,560 and $55,756 in unrealized gains on investments, respectively.

The historical carrying value of the Company’s capital lease obligations and long-term debt approximated their fair value because the interest rates on these obligations approximate rates currently available to the Company.

7.	Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2003	2002
Payroll	$1,155,878	$1,122,762
Vacation accrual	302,330	311,668
Professional services	128,479	198,357
Relocation	120,000	—
Property, including utilities	85,290	—
Other	349,023	69,778
Licenses	—	10,466

	$2,141,000	$1,713,031

8. Income Taxes

No provision for federal or state income taxes has been recorded as the Company has incurred net operating losses since inception.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2003 and 2002 consist of the following:

	2003	2002
Deferred tax assets:
Domestic net operating loss carryforwards	$29,103,495	$23,098,645
Deferred revenue	3,161,802	4,461,025
Stock-based compensation	1,444,017	1,291,410
Compensation accruals	116,560	430,379
Other	9,117	10,714

Total deferred tax assets	33,834,991	29,292,173
Valuation allowance for deferred tax assets	(32,687,669)	(27,701,212)

Deferred tax assets, net	1,147,322	1,590,961

Deferred tax liabilities:
Property and equipment	1,147,322	1,590,161

Total deferred tax liabilities	1,147,322	1,590,161

Net deferred tax asset (liability)	$—	$—

PARADIGM GENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, the Company provided a full valuation allowance against its net deferred tax assets since realization of these benefits could not be reasonably assured. The increase in valuation allowance resulted primarily from the additional net operating loss carryforward generated.

As of December 31, 2003 the Company had federal and state net operating loss carryforwards of $74,519,000 and 75,255,000, respectively. These net operating loss carryforwards begin to expire in 2012. The utilization of the federal net operating loss carryforwards is subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. The annual limitation on utilization of net operating losses generated prior to the change in stock ownership is $1,569,000 per year. Since this annual limitation exceeds the amount of loss generated prior to the ownership change, no net operating losses will be lost as a result of the application of the annual limitation.

Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for income taxes as follows:

	2003	2002	2001
Effective Rate	0%	0%	0%
United States federal tax at statutory rate	$(4,132,573)	$(7,979,938)	$(5,542,557)
State taxes (net of federal benefit)	(578,393)	(1,022,621)	(752,048)
Change in valuation allowance	4,986,457	8,897,390	6,286,601
Other nondeductible expenses	(275,491)	105,169	8,004

Provision for income taxes	$—	$—	$—

9.	Long-Term Debt

The Company’s long-term debt at December 31, 2003 and 2002 consists of the following:

	2003	2002
Term loan	$4,548,268	$—
Notes payable for equipment financing	1,411,568	7,299,692

Total notes payable	5,959,836	7,299,692
Less current maturities	(2,152,663)	(4,093,196)

Long-term portion	$3,807,173	$3,206,496

During July 2003 the Company entered into a four-year, $5,000,000, secured term loan at 7.75% and a $2,500,000 revolving line of credit at prime plus 1.5% with Silicon Valley Bank. At December 31, 2003 the Company had $2,331,514 outstanding under the line of credit which was repaid in January 2004. The revolving line of credit is scheduled to expire in July 2004, subject to extensions by Silicon Valley Bank. The Company used $3,021,901 of the proceeds from the term loan to pay off all of the equipment financing, with one financial institution, which had interest rates between 14.57% and 15.18% and was to mature in June 2004.

The remaining equipment financing consists of several notes payable to one financial institution for the financing of equipment purchases made prior to December 31, 2001. The payment amount varies from

(1) approximately 1% of the outstanding balance for the first twelve months and then increases to 3% of the outstanding balance for the remaining 36 months with a balloon payment of the remaining balance on the notes due at the maturity date or (2) approximately 2.5% of original principal for a period of 48 months or (3) approximately 3.2% of original principal for a period of 36 months. The stated interest rate ranges from 11.2% to 14.1%. The notes are collateralized by the equipment pledged by the Company.

PARADIGM GENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Annual maturities of the long-term debt for the years subsequent to December 31, 2003 are as follows:

2004	$2,152,663
2005	1,641,635
2006	1,336,753
2007	828,785

Total	$5,959,836

As a result of indebtedness to Silicon Valley Bank, the Company is obligated to maintain a quick ratio of at least 1.5. The quick ratio is the ratio of the sum of cash, cash equivalents, short- and long- term investments and one-half of accounts receivable to the sum of all current liabilities and all amounts owed to Silicon Valley Bank minus the Company’s deferred revenue. If the Company were to default on this financial covenant, the Company may be required to pay off the loan with Silicon Valley Bank. As of December 31, 2003, the quick ratio was 1.56 and amounts outstanding under the term loan with Silicon Valley bank were $4.5 million. Also under the terms of the Company’s indebtedness with Silicon Valley Bank consent would be required before the payment of any dividends.

As a result of the equipment financing with General Electric Capital Corporation, the Company has a negative covenant pledge agreement which will require the restriction of a portion of the unrestricted cash if at any point in time the unrestricted cash balance falls below the greater of $15.0 million or nine months’ cash needs. If this covenant were trigged at December 31, 2003, the Company would have been required to restrict approximately $686,000, approximately fifty percent of the amount outstanding under this equipment financing arrangement.

10.	Commercial Partnerships and Contracts

In September 1998, Paradigm entered into a three-year commercial partnership with Bayer for the development of new herbicides. In June 2001, Bayer extended the terms of this agreement through September 2006. Under the terms of the partnership, Paradigm will receive up to $41.0 million, including milestone payments. Paradigm will also receive success fees for any products commercialized under this agreement. The Company has recognized $32.5 million in cumulative revenues from the commercial partnership through December 31, 2003. In addition, the Company is entitled to receive a royalty on the annual net sales of any herbicides developed by Bayer for a defined period of time.

In November 1999, Paradigm entered into a commercial partnership with Monsanto, commencing in February 2000 and continuing through January 2006, for the development of crop products and nutrition products. If the commercial partnership continues for the six year research term, the Company will receive $41.5 million in quarterly and up-front payments. In addition, the Company may receive as much as an additional $13.5 million in performance fees and milestone payments. The Company has recognized $35.8 million in cumulative revenues from the commercial partnership through December 31, 2003. During November 2002 the research plan under the commercial partnership was revised. The revision to the research plan slowed the timing of revenue recognition during the fourth quarter 2002, but will not alter the amount of revenue the Company will recognize from the commercial partnership.

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

PARADIGM GENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Pharmaceuticals began contributing to revenues in the third quarter of 2002 and ended in December 2002 when the agreement ended. The Company has recognized $1.0 million in revenues from the commercial partnership through December 31, 2002.

In September 2002, Paradigm entered into a contract with NIEHS, for the determination of how toxicants work and cause damage at the cellular level. The Company will receive up to $23.8 million in contracted payments over the five year contract. The Company has recognized $3.3 million in revenues from the commercial partnership through December 31, 2003.

In December 2003, Paradigm entered into a commercial partnership with Pioneer Hi-Bred International, Inc., a subsidiary of DuPont, to identify plant genes that influence important crop traits. The Company will receive $9.0 million in quarterly installment payments over the three-year commercial partnership. The commercial partnership will begin contributing to the Company’s revenues in 2004.

11.	Stockholders’ Equity

During 2002 and 2003 the Company had no significant equity transactions.

On October 23, 2001, the Company closed a direct offering in which it sold 5,097,727 shares of common stock at a price of $5.50 per share for net proceeds of approximately $26.1 million, net of underwriting discounts, commissions and other offering costs.

During the first quarter of 2001, certain warrant holders exercised warrants to purchase up to 460,000 shares of common stock. The Company issued 359,426 shares of common stock related to the cashless exercise of these warrants.

12.	Stock Options and Warrants

In June 2003, the Company issued stock under the 2003 Employee, Director and Consultant Stock Plan (the “2003 Plan”), which provided for the grant of up to 500,000 employee stock options or stock awards in the form of common stock. Stock options granted under the plan are to have exercise periods not to exceed ten years. Options granted under the 2003 Plan generally vest over a period of four years from the date of grant. Options granted to new employees are generally made within 90 days of commencement of service with the Company and vest over a period of four years retroactively to date of hire.

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

PARADIGM GENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The Board of Directors has reserved shares of the Company’s common stock for issuance under the Employee Stock Purchase Plan (the “ESPP”). As of December 31, 2003, there were 252,883 shares of common stock available for issuance. The ESPP has two six-month offering periods (each an “Offering Period”) annually, beginning on December 1 and June 1, respectively. At the end of an Offering Period, the total payroll deductions by an eligible employee for that Offering Period will be used to purchase common stock of the Company at a price equal to 85% of the lesser of (a) the reported closing price of the Company’s common stock for the first day of the Offering Period, or (b) the reported closing price of the common stock for the last day of the Offering Period.

During 2003, 2002 and 2001, $43,182, $32,136 and $229,008, respectively, had been contributed to the ESPP and 57,882, 46,505 and 42,030 shares, respectively, were issued.

A summary of the status of the 2003 Plan, the 2002 Plan, the Plan and the 1998 Plan at December 31, 2003, and changes during the years ended December 31, 2003, 2002 and 2001 are presented below:

	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at December 31, 2000	1,407,350	$3.58
Granted	1,283,133	4.41
Forfeited	(286,149)	6.37
Exercised	(249,949)	0.89

Outstanding at December 31, 2001	2,154,385	4.02
Granted	1,942,454	1.40
Forfeited	(827,165)	4.44
Exercised	(222,305)	0.66

Outstanding at December 31, 2002	3,047,369	2.37

Granted	1,264,645	0.28
Forfeited	(466,644)	3.57
Exercised	(15,518)	0.21

Outstanding at December 31, 2003	3,829,852	$1.59

The weighted average grant date fair value was $1.90 per share, $1.04 per share and $3.80 per share for the years ended December 31, 2003, 2002 and 2001, respectively. During the years ended December 31, 2003, the Company repurchased no shares of restricted stock which were subject to repurchase rights. During the years ended December 31, 2002 and 2001, the Company repurchased 165,405 and 92,068 shares, respectively, of restricted stock which were subject to repurchase rights. At December 31, 2003, the Company had no shares of

PARADIGM GENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

common stock outstanding which were subject to the Company’s lapsing right of repurchase in the event the holder’s association with the Company terminates. At December 31, 2002 and 2001, the Company had 12,950 and 307,649 shares of common stock outstanding which were subject to the Company’s lapsing right of repurchase in the event the holder’s association with the Company terminates. These shares are the result of the exercise of unvested stock options by employees. The shares that relate to the exercise of unvested stock options generally vest over the four-year vesting period of the underlying exercised stock options.

The following table summarizes information about the Company’s stock options at December 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contracted Life	Weighted Average Exercise Price	Exercisable As of 12/31/2003	Weighted Average Exercise Price
$ 0.00—$ 0.50	1,439,115	6.4	$0.22	921,507	$0.21
0.51— 1.00	388,992	5.2	0.67	244,380	0.66
1.01— 1.50	929,323	5.5	1.32	611,689	1.34
1.51— 2.00	379,664	4.3	1.65	229,302	1.65
2.01— 4.00	305,329	4.0	3.90	236,858	3.89
4.01— 6.00	213,018	3.4	5.03	194,836	5.00
6.01— 8.00	139,682	3.7	7.02	118,015	7.02
8.01— 13.00	27,893	3.5	10.77	21,168	10.46
13.01— 18.00	6,211	3.6	15.67	4,977	15.67
18.01— 24.00	625	3.7	22.26	468	22.26

$ 0.00—$24.00	3,829,852	5.4	$1.59	2,583,200	$1.78

In July 1999, the Company entered into a senior debt agreement. In connection with the agreement the Company issued warrants to purchase up to 116,279 shares of the Company’s common stock with an exercise price of $2.15 per share, which will expire in July 2009. The fair value of the warrants, as determined using the Black-Scholes model in accordance with SFAS No. 123, was de minimus.

In addition, at December 31, 2003 the Company had warrants to purchase 187,500 shares of the Company’s common stock at a price of $0.80 outstanding, which will expire in February 2008. The warrants were issued in connection with the Series A Preferred Stock financing.

The activity for stock warrants is presented in the following table:

	Year Ended December 31,
	2003		2002		2001
	Shares Underlying Warrants	Weighted Average Exercise Price Per Share	Shares Underlying Warrants	Weighted Average Exercise Price Per Share	Shares Underlying Warrants	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	303,779	$1.31	303,779	$1.31	763,779	$1.77
Issued	—	—	—	—	—	—
Exercised	—	—	—	—	460,000	0.48

Outstanding at end of year	303,779	1.31	303,779	1.31	303,779	1.31

Exercisable at end of year	303,779	$1.31	303,779	$1.31	303,779	$1.31

PARADIGM GENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

13.	Commitments

The Company leases software under a noncancellable capital lease and leases office space and certain equipment under operating leases. Future minimum lease payments required under the leases at December 31, 2003 are as follows:

	Capital Leases	Operating Leases
2004	$120,000	$1,840,176
2005	40,000	1,915,884
2006	—	1,937,323
2007	—	1,883,934
2008	—	1,947,255
Thereafter	—	6,001,115

Total minimum lease payments	160,000	$15,525,687

Less: amount representing interest	(10,954)

Present value of net minimum lease payments	149,046
Less: current portion	(109,991)

Long-term portion capital lease obligations	$39,055

Rent expense under operating leases totaled $2,176,297, $2,351,860 and $2,517,027 for the years ended December 31, 2003, 2002 and 2001, respectively.

In March 1998, the Company entered into an agreement with a consultant to identify commercial partnership opportunities for the Company. The consultant receives a monthly fee for its services plus a success fee based on the amount of funding received by the Company under commercial partnerships entered into during the term of this consulting agreement. This consulting agreement can be cancelled thirty days after written notification. Based on the amount of funds received by the Company from its commercial partnerships through December 31, 2003, the Company has paid this consultant success fees of approximately $709,502. If the Company receives the maximum amount of funding under its existing commercial partnerships, approximately $1.5 million in additional success fees will be required to be paid to this consultant.

14.	401(K) Plan

The Company provides a 401(k) Retirement Savings Plan to its employees. The Company matches 25% of an employee’s savings up to 6% of pay, and these contributions vest ratably over a four-year period. Company matching contributions for all employees for the years ended December 31, 2003, 2002 and 2001 were $128,973, $147,422 and $137,781, respectively.

PARADIGM GENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

15.	Quarterly Financial Data (Unaudited):

	2003
	First	Second	Third	Fourth	Total
	(in thousands, except per share amounts)

Revenues	$4,067	$5,597	$6,001	$5,466	$21,131
Loss from operations	(4,017)	(3,362)	(2,052)	(2,195)	(11,626)
Loss from continuing operations	(4,141)	(3,465)	(2,280)	(2,232)	(12,118)
Income (loss) from discontinued operations	25	(121)	37	23	(36)
Net loss	(4,117)	(3,587)	(2,243)	(2,208)	(12,155)
Net loss per common share	$(0.13)	$(0.11)	$(0.07)	$(0.07)	$(0.38)

	2002
	First	Second	Third	Fourth	Total
	(in thousands, except per share amounts)

Revenues	$5,643	$4,414	$5,210	$1,916	$17,183
Loss from operations	(4,935)	(5,181)	(3,388)	(6,608)	(20,112)
Loss from continuing operations	(4,991)	(5,262)	(3,466)	(6,577)	(20,297)
(Loss) income from discontinued operations	(227)	254	(467)	(2,735)	(3,174)
Net loss	(5,217)	(5,008)	(3,933)	(9,312)	(23,470)
Net loss per common share	$(0.16)	$(0.16)	$(0.12)	$(0.29)	$(0.73)

16.	Subsequent Events (Unaudited):

On March 11, 2004, the Company closed the acquisition of TissueInformatics.Inc., a privately-held company, which specializes in the development and application of automated pathology software for the quantitative analysis of tissue changes in drug discovery, disease assessment, toxicology, and tissue engineering. The acquisition is an all-stock transaction in which approximately 3.4 million shares of the Company’s common stock were issued, valued at approximately $4.6 million as of the closing date, and approximately 2.7 million additional shares of the Company’s common stock will be issued subject to certain performance milestones as specified in the merger agreement.

EXHIBIT INDEX

Exhibit Number	Description

10.27	Extension and Amendment of Agreement dated September 21, 1998 between the Registrant and Bayer CropScience AG

10.28	Pioneer Hi-Bred International, Inc. contract with the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Finance, Chief Accounting Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.