Form 10-Q
period 2004-03-31
PARADIGM GENETICS INC
filed 2004-05-17
CIK 1057217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2004.

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

Indicate the number of shares outstanding of each of the Issuer’s classes of Common Stock, as of the latest practicable date.

Title of each class
Common stock $.01 par value
Shares outstanding on May 1, 2004	36,214,497

PARADIGM GENETICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARADIGM GENETICS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,110,803	$7,157,308
Short-term investments	6,082,679	9,127,200
Accounts receivable	1,726,325	2,975,800
Interest receivable	168,191	116,493
Prepaid expenses	634,873	784,350
Inventory	151,275	128,621

Total current assets	17,874,146	20,289,772
Restricted cash	1,404,543	1,404,543
Property and equipment, net	17,446,888	17,337,042
Other assets, net	4,965,722	422,357

Total assets	$41,691,299	$39,453,714

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,390,589	$1,131,946
Accrued liabilities	2,388,590	2,141,000
Deferred revenue	7,763,611	8,200,970
Long-term debt—current portion	2,078,556	2,152,663
Capital lease obligation—current portion	125,139	109,991
Revolving line of credit	1,500,000	2,331,514
Other current liabilities	—	25,724

Total current liabilities	15,246,485	16,093,808
Long-term debt, less current portion	3,319,523	3,807,173
Capital lease obligation, less current portion	9,642	39,055
Contingent purchase consideration	2,578,109	—

Total liabilities	21,153,759	19,940,036

Commitments

Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 36,212,839 and 32,605,493 shares issued and outstanding as of March 31, 2004, and December 31, 2003, respectively	362,128	326,055
Additional paid-in capital	108,262,874	103,647,048
Deferred compensation	—	(1,806)
Accumulated deficit	(88,230,822)	(84,559,208)
Accumulated other comprehensive income	143,360	101,589

Total stockholders’ equity	20,537,540	19,513,678

Total liabilities and stockholders’ equity	$41,691,299	$39,453,714

The accompanying notes are an integral part of these condensed financial statements.

PARADIGM GENETICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Commercial partnerships and government contracts	$4,364,619	$3,838,844
Grant revenues	523,439	228,339

Total revenues	4,888,058	4,067,183

Operating expenses:
Research and development (includes $1,119 and $135,603 of stock-based compensation expense for the three months ended March 31, 2004 and 2003, respectively)	6,633,777	5,849,932

Selling, general and administrative (includes $687 and $149,493 of stock-based compensation expense for the three months ended March 31, 2004 and 2003, respectively)	1,886,187	2,234,114

Total operating expenses	8,519,964	8,084,046

Loss from operations	(3,631,906)	(4,016,863)

Other income (expense):
Interest income	60,239	108,665
Interest expense	(122,671)	(233,266)

Other income (expense), net	(62,432)	(124,601)

Loss from continuing operations	(3,694,338)	(4,141,464)

Discontinued operations: Gain (loss) from discontinued operations	22,725	24,669

Net loss	$(3,671,613)	$(4,116,795)

Net loss per common share-basic and diluted:
Loss per share from continuing operations	$(0.11)	$(0.13)
Loss per share from discontinued operations	—	—

Net loss per common share	$(0.11)	$(0.13)

Weighted average common shares outstanding – basic and diluted	33,425,044	32,040,876

The accompanying notes are an integral part of these condensed financial statements.

PARADIGM GENETICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,671,613)	$(4,116,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,285,147	1,284,132
Stock-based compensation	1,806	285,096
Loss (Gain) on disposal of assets	8,559	(44,869)
Changes in operating assets and liabilities excluding impact of acquisition:
Accounts and long-term receivables	1,250,009	505,755
Interest receivable	(51,698)	149,807
Prepaid expenses and other assets	247,878	(776)
Inventory	(22,654)	—
Accounts payable	201,833	(415,791)
Accrued and other current liabilities	(578,356)	78,646
Deferred revenue	(444,175)	(613,925)

Net cash used in operating activities	(1,773,264)	(2,888,720)

Cash flows from investing activities:
Purchase of property and equipment	(230,524)	(157,232)
Sale of property and equipment	—	150,000
Acquisition costs	(224,808)	—
Cash from acquisition	2,518,476	—
Purchase of investments	(3,042,176)	(3,013,444)
Maturities of investments	6,128,467	9,069,781

Net cash provided by investing activities	5,149,435	6,049,105

Cash flows from financing activities:
Repayments of long-term debt	(606,143)	(1,055,000)
Repayments of capital lease obligations	(28,744)	(49,534)
Repayments under revolving line of credit	(831,514)	—
Proceeds from exercise of stock options	43,725	165

Net cash used in financing activities	(1,422,676)	(1,104,369)

Net (decrease) increase in cash and cash equivalents	1,953,495	2,056,016
Cash and cash equivalents, beginning of period	7,157,308	5,883,907

Cash and cash equivalents, end of period	$9,110,803	$7,939,923

The accompanying notes are an integral part of these condensed financial statements.

Note 1. Organization and Summary of Significant Accounting Policies

Paradigm Genetics, Inc. (the “Company” or “Paradigm”) was founded on September 9, 1997, and is a biotechnology company using proprietary systems biology to discover biomarkers to reduce cost, risk and time in the product development cycle as well as to discover inaccessible targets for small molecule discovery, both for its partners and for the Company. The Company is growing the business by partnering with life sciences companies in both healthcare and agriculture, while building its own portfolio of products. Additionally, the Company is leveraging their existing infrastructure to provide services that generate near-term revenue.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $88.2 million as of March 31, 2004, incurred a net loss of $3.7 million for the three months then ended and expects to incur substantial additional losses for the remainder of 2004.

The Company has historically financed its operations through the sale of common and preferred stock, debt and capital lease financing, payments received from commercial partnerships and government grants. As of March 31, 2004, the Company had total cash and investments of $15.2 million, which is comprised of cash and cash equivalents of $9.1 million and short-term investments of $6.1 million.

The Company expects to continue expanding its operations through internal growth and, possibly, through strategic acquisitions. The Company expects these activities will be funded from existing cash, cash flow from operations, issuances of stock and borrowings under credit facilities. Management believes that these sources of liquidity will be sufficient to fund its operations into 2005. From time to time, the Company evaluates potential acquisitions and other growth opportunities, which might require additional external financing, and the Company may seek funds from public or private issuances of equity or debt securities.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any future period. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

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

Reclassifications

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentations, with no effect on previously reported net loss, stockholders’ equity, or net loss per share.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash comprises cash held in escrow for security deposits on the Company’s facilities.

Property and Equipment

Property and equipment is primarily comprised of buildings, laboratory equipment, computer equipment, furniture, and leasehold improvements, which are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Expenditures for maintenance and repairs are charged to operations as incurred; major expenditures for renewals and betterments are capitalized and depreciated. Property and equipment acquired under capital leases are being depreciated over their estimated useful lives or the respective lease term, if shorter.

Other Assets

Other assets include intangible assets, resulting the Company’s acquisition of TissueInformatics.Inc (See Note 2), deposits for building leases and other deferred costs.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the future undiscounted cash flows attributable to such asset or the business to which such asset relates and the net book value exceeds fair value. The impairment amount is measured as the amount by which the carrying amount of a long-lived asset (or asset group) exceeds its fair value. No impairment loss was required to be recognized during the three months ended March 31, 2004 or 2003.

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

Revenue Recognition

Revenues are derived from commercial partnerships and services and government contracts and grants. Payments from our commercial contracts are generally related to refundable or nonrefundable fees, milestone achievements or assay deliveries. Payments for refundable and nonrefundable fees and milestone achievements are recognized as revenues on a progress to completion basis over the term of the respective commercial partnership, except with respect to refundable fees for which revenue recognition does not commence until the refund right expires. Payments related to assay deliveries are recognized as revenues when accepted by the other party. Payments received under the Company’s commercial partnerships and government contracts and grants are generally non-refundable regardless of the outcome of the future research and development activities to be performed by the Company. Payments from government contracts and grants are recognized as revenues as related expenses are incurred over the term of each contract or grant.

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

Research and Development

Research and development costs include personnel costs, costs of supplies, facility costs, license fees, consulting fees, the recording of deferred compensation and depreciation of laboratory equipment. These costs were incurred by the Company to develop its proprietary GeneFunction Factory® platform and metabolic profiling platform, perform required services under commercial partnerships and government grants and perform research and development on internal projects. Research and development costs are expensed as incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company’s common stock at the grant date, the difference between the fair value of the Company’s common stock and the exercise price is recorded as deferred compensation. The Company reversed $0 and $1,665 of deferred compensation related to the cancellation of unvested options during the three months ended March 31, 2004 and 2003, respectively. Deferred compensation is amortized to compensation expense over the vesting period of the related stock option. The Company recognized $1,806 and $112,721 in non-cash compensation expense related to amortization of deferred compensation during the three months ended March 31, 2004 and 2003, respectively. During the three months ended March 31, 2003, the Company also accrued $172,375 in stock-based compensation related to stock grants that were made as part of the 2002 bonuses. The stock grants were paid in shares on June 27, 2003. The fair market value of the stock granted was $0.65 per share on March 31, 2003.

Had compensation costs for the two plans been determined based on the fair value at the grant date for awards under the plans, consistent with the methods of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), as amended, the Company’s net loss and net loss per share (basic and diluted) for the three months ended March 31, 2004 and 2003, would have been increased to the pro forma amounts indicated below:

	March 31,
	2004	2003
Net loss available to common stockholders:
As reported	$(3,671,613)	$(4,116,795)
Add: Stock-based employee compensation expense included in reported net loss	1,806	285,096
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	298,544	872,436

SFAS 123 proforma	$(3,968,351)	$(4,704,135)

Loss per common share—basic and diluted:
As reported	$(0.11)	$(0.13)

SFAS 123 proforma	$(0.12)	$(0.15)

The per share weighted average fair value of stock options granted during the three months ended March 31, 2004 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2004 and 2003: expected dividend yield of 0%; risk free interest rates of 3.0% in 2004 and 3.82% in 2003; expected option lives of approximately four years in 2004 and 2003; and volatility factors of 105% in 2004 and 111% in 2003.

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

The Company has three commercial partnerships, a contract with the United States federal government, and a grant, which accounted for 56%, 9%, 4%, 17% and 11%, respectively, of the Company’s total revenue for the three months ended March 31, 2004. The Company had two commercial partnerships and a contract with the United States federal government, which accounted for 71%, 12% and 10%, respectively, of the Company’s total revenue for the three months ended March 31, 2003. Of the total accounts receivable balance at March 31, 2004 and 2003, 44% and 76%, respectively, is comprised of receivables from one of the commercial partnerships.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” established standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company’s total comprehensive loss for the three month periods ended March 31, 2004 and 2003 was $3,629,843 and $3,919,398, respectively. The Company’s other comprehensive loss consisted of unrealized gains on investments of $41,770 and $197,397 for the three months ended March 31, 2004 and 2003, respectively.

Net Loss Per Common Share

The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants.

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive for the periods indicated:

	Three Months Ended March 31,
	2004	2003
Options to purchase common stock	3,836,137	4,171,660
Warrants	303,779	303,779

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

Discontinued Operations

In November 2002, the Company decided to close the operations of ParaGen, its plant genotyping business. At December 31, 2002, all of the goodwill and associated assets were written down to their fair value less cost to sell and reported in the loss from discontinued operations. In February 2003 the ParaGen business assets were sold to DNA Landmarks for $300,000 and potential future royalties between 10% and 15%, over the next three years, of revenues from certain identified customers.

The operating results from ParaGen are reported in discontinued operations. For the three months ended March 31, 2004 and 2003, these operations reported a gain of $22,725 and $24,669, respectively. ParaGen was purchased in 2001 from Celera Genomics for 422,459 shares of our common stock.

Note 2. Acquisition

On March 11, 2004, the Company purchased all of the outstanding common and preferred stock of TissueInformatics.Inc, in exchange for the issuance of 3,402,832 shares of the Company’s common stock with a total fair value of $4,614,250, based on the average closing price of the common stock of $1.36 for the two-day period immediately preceding and following the date of the announcement of the acquisition. In addition, subject to the achievement of performance milestones by December 31, 2004, the Company could be obligated to issue another 2.7 million shares.

The Company assumed approximately $0.6 million in net liabilities and incurred costs of approximately $0.5 million related to this acquisition. The Company also assumed TissueInformatics’s obligations under its qualified employee incentive stock option plan for TissueInformatics employees. At closing, approximately 200,000 shares were reserved to satisfy this obligation. Subject to the achievement of performance milestones by December 31, 2004, an additional 200,000 shares may need to be reserved for the incentive stock option plan. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the initial purchase price of approximately $7.2 million was allocated to the assets acquired and liabilities assumed based on estimated fair values. This purchase price includes $2.6 million for the contingent purchase consideration that may be payable if certain performance milestones are achieved. The fair value assigned to intangible assets acquired was based on a preliminary valuation prepared by management of the Company. The Company is in the process of obtaining a valuation of these intangible assets and, as such, are subject to change.

Of the total purchase price, $3.5 million was allocated to the tangible assets, which were comprised of cash, property and equipment and prepaid and other assets, $4.2 million has been allocated to intangible assets and $0.6 million has been allocated to liabilities. The intangible assets are being amortized over a period of five years.

The Company’s consolidated results of operations for the three-month period ended March 31, 2004 include the results of TissueInformatics operations from the day after the closing date of the acquisition, March 12, 2004, to March 31, 2004.

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three-month periods ended March 31, 2004 and 2003 as if the acquisition of TissueInformatics had occurred on January 1, 2004 and 2003, respectively. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place on January 1, 2004 or 2003, and may not be indicative of future operating results.

	Three Months Ended March 31,
	2004	2003
	(unaudited)
Total revenues	$4,888,000	$4,133,000

Total operating expenses	9,710,000	9,466,000

Loss from operations	(4,822,000)	(5,333,000)

Net loss	$(4,857,000)	$(4,921,000)

Net loss per common share	$(0.13)	$(0.14)

Weighted average common shares outstanding – basic and diluted	36,468,000	35,084,000

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

Overview

Paradigm Genetics is a biotechnology company using proprietary systems biology to discover biomarkers to reduce cost, risk and time in the product development cycle as well as to discover otherwise inaccessible targets for small molecule discovery, both for our partners and for ourselves. We are growing our business by partnering with life sciences companies, while building our own portfolio of products. Additionally, we are leveraging our existing infrastructure to provide services that generate near-term revenue.

In March 2004, we acquired TissueInformatics.Inc, a privately held company, which develops and applies automated pathology software for the quantitative analysis of tissue changes in drug discovery, disease assessment, toxicology, and tissue engineering. We believe this acquisition provides us with a unique competitive advantage as the first company to combine gene expression profiling, biochemical profiling and quantitative tissue analysis in a systems biology approach to life sciences discovery. It is through this unique combination and analysis of different biological data that we can identify novel biomarkers and targets that were previously inaccessible due to biological “noise.”

Our business model targets near term and mid term revenues and cash flow from our current commercial partnerships, government contracts and grants, new commercial partnerships and our service businesses — Paradigm Array Labs™ and TissueInformatics® automated pathology software. In the long term, we are targeting revenues and cash flow through the development of our proprietary product portfolio. Our current proprietary product development efforts are focused on diagnostics for liver disease and injury, biomarkers and drugs for diabetes and obesity and novel agricultural compounds as well as the development and application of automated pathology software.

Commercial Partnership Revenue

Currently, we have several revenue generating partnerships and contracts. The table below presents these revenue sources:

(in millions)	Potential Contract Value*	Revenue Recognized					Remaining Potential Revenue to be Recognized**
		Prior to 2003	2003		2004	Total to Date
			Q1	Remainder of	Q1
Bayer	$41.0	$29.3	$0.5	$2.6	$0.5	$32.9	$8.1
Monsanto	55.0	23.4	2.9	9.4	2.7	38.4	16.6
ATP grant	9.7	0.2	0.2	1.8	0.5	2.7	7.0
NIEHS	32.2	0.1	0.4	2.8	0.8	4.1	28.1
L’Oréal	0.5	—	—	—	—	—	0.5
Pioneer/Dupont	9.0	—	—	—	0.2	0.2	8.8

Total	$147.4	$53.0	$4.0	$16.6	$4.7	$78.3	$69.1

*	Includes potential milestone payments over the remaining term of the contracts and excludes potential royalties.
**	There can be no guarantee that we will achieve these revenues.

We currently have commercial partnerships with Bayer Crop Sciences (“Bayer”) in the area of crop protection, The Monsanto Company (“Monsanto”) in the areas of crop protection and nutrition and Pioneer Hi-Bred International, Inc. (“Pioneer”), a subsidiary of DuPont, in the area of crop trait discovery. Our partnership with Bayer was signed in September 1998 and was extended in November 2003. Under the terms of the agreement, the companies will collaborate on herbicide discovery through September 2006. The partnership with Monsanto was signed in November 1999 and began contributing revenues in the second quarter of fiscal year 2000. During September 2001, we announced that Monsanto had amended the partnership agreement by eliminating its option to terminate the agreement without cause in exchange for broader commercialization rights. This amendment commits Monsanto to a total partnership term of six years with committed funding through January 2006. During November 2002, we announced that the research plan under the commercial partnership with Monsanto had been revised. The revision only affected the fourth quarter of 2002 by slowing the timing of our revenue recognition. This revision will not alter the total amount of revenue we will recognize over the term of this commercial partnership. The partnership with Pioneer was signed in December 2003 and began contributing to our revenues in the first quarter of fiscal year 2004.

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

Our acquisition of TissueInformatics.Inc brings revenue-generating contracts, of which the most significant is the contract with L’Oréal for the development and license of TissueInformatics® software for the automated pathology slide screening of tissue-engineered skin. This contract was signed in November 2003 and will begin contributing to revenue in late 2004.

In addition, we currently have one government grant. Our Advanced Technology Program (“ATP”) grant from National Institute of Standards and Technology (“NIST”) was awarded in June 2002 for $11.7 million over five years to develop innovative tools for target discovery through the analysis of complex coherent data sets. This grant, the largest bioinformatics grant ever awarded in NIST’s Advanced Technologies Program history, supports the development of methods and tools for the creation, evaluation and analysis of coherent data sets. The grant will be shared between the joint venture partners, currently Paradigm and LION bioscience Inc., based on the research work plan. We are expecting LION bioscience to be replaced as a joint venture partner. Another grant with the National Science Foundation (“NSF”) for the development of a high throughput gene discovery system in Arabidopsis using geminivirus ended in June 2003.

Liquidity and Capital Resources

We have historically financed our operations through the sale of common and preferred stock, debt and capital lease financing, payments received from commercial partnerships and government grants. From our inception through March 31, 2004, we have raised an aggregate of approximately $95.5 million through the sale of equity and approximately $25.6 million in proceeds from secured debt financing.

At March 31, 2004, we had cash, cash equivalents and short-term investments totaling approximately $15.2 million. We currently see several factors which could negatively impact our cash position:

•	As result of the equipment financing with General Electric Capital Corporation, we have a negative covenant pledge agreement which will require us to restrict a portion of our cash if at the end of any quarter our unrestricted cash balance falls below the greater of $15.0 million or nine months’ cash needs. If we had triggered this covenant at March 31, 2004, the restriction would have been approximately $542,000, which is approximately fifty percent of the amount outstanding under this equipment financing arrangement.

•	Our operations continue to use cash and will continue to do so some time.

•	Our cash equivalents and short-term investments are invested in financial instruments with interest rates based on financial market conditions and as such we are exposed to interest rate fluctuations.

During April 2004, we modified the financial covenants in our debt agreement with Silicon Valley Bank. We are now obligated to maintain a unrestricted cash to Silicon Valley Bank debt ratio of 1.75. This ratio is defined as the ratio of unrestricted cash to the amount of outstanding debt to Silicon Valley Bank (including all amounts outstanding under the line of credit). Prior to this modification, the Company was obligated to maintain a quick ratio of at least 1.5. The Company’s management believes that with this modification, it will have greater flexibility to continue targeted research and development.

If we were required to pay off the loan with Silicon Valley Bank and restrict cash under the loan covenants with General Electric Corporation, we believe our remaining cash would be sufficient to support our operations into 2005.

In order to best understand the Company’s cash flow, management believes that the cash flow measure presented below, which includes Short- and Long-Term Investments, is an appropriate measure for evaluating the Company’s liquidity, because this reflects all liquid resources available for strategic opportunities including, among others, investment in the business and continuing operating activities. However, this measure should be considered in addition to, and not as a substitute for, or superior to, cash flows prepared in accordance with generally accepted accounting principles in the U.S.

	Three Months Ended March 31,
(in millions)	2004	2003
Net cash used in operating activities	$(1.8)	$(2.9)
Net cash provided by (used in) investing activities, excluding purchases and maturities of short-term investments	2.1	(0.0)
Net cash used in financing activities	(1.4)	(1.1)

Net decrease in cash, cash equivalents and short-term investments	(1.1)	(4.0)

Cash, cash equivalents and short-term investments, beginning of period*	16.3	21.2

Cash, cash equivalents and short-term investments, end of period*	$15.2	$17.2

*	Cash, cash equivalents and short-term investments exclude restricted cash.
**	See reconciliation to generally accepted accounting principles (“GAAP”) below.

Cash used in operating activities:

•	For the three months ended March 31, 2004, cash used in operating activities primarily consisted of operating losses and decreases in deferred revenue and accrued liabilities offset, in part, by non-cash expenses (primarily depreciation) and net positive changes in other working capital balances as a result of improved cash management activities. Deferred revenue consists of payments made by Monsanto and Pioneer offset by the revenue we recognize under these commercial partnerships for work completed during the period. Improved cash management activities resulted in decreased accounts receivable balances, decreases in prepaid assets and increases in accounts payable balances.

•	For the three months ended March 31, 2003, cash used in operating activities primarily consisted of operating losses and a decrease in deferred revenue and accounts payable balances offset, in part, by non-cash expenses (primarily depreciation) and net positive changes in other working capital balances as a result of improved cash management activities. Deferred revenue consists of payments made by Monsanto offset by the revenue we recognize under this commercial partnership for work completed during the period. Improved cash management activities resulted in decreased accounts receivable balances, decreases in prepaid assets and increases in accrued liabilities.

We expect our cash from operating activities will improve slightly in 2004 when compared to 2003, as we are expecting new revenues in 2004 to contribute to our cash flow from operations offset, in part, by higher research and development costs from our expanding research programs. No assurance can be given that we will earn the new revenues anticipated in 2004.

Cash provided by (used in) investing activities:

•	For the three months ended March 31, 2004, cash provided by investing activities primarily consisted of cash acquired from our acquisition of TissueInformatics.Inc in March 2004, offset in part by investments in laboratory and data processing equipment for our biochemical profiling system as well as our GeneFunction Factory® and other phenotypic analysis platforms.

•	For the three months ended March 31, 2003, cash used in investing activities primarily consisted of investments in laboratory and data processing equipment for our biochemical profiling system and leasehold improvements as well as our GeneFunction Factory® and other phenotypic analysis platforms.

We expect our cash used in investing activities will increase in 2004 compared to 2003 as we continue to make investments in the purchase of equipment to support our operations.

Cash used in financing activities:

•	For the three months ended March 31, 2004, cash used in financing activities primarily consisted of monthly repayments of our term debt with Silicon Valley Bank, monthly repayments of our notes payable for equipment financing and the net repayment under our revolving line of credit with Silicon Valley Bank.

•	For the three months ended March 31, 2003, cash used in financing activities primarily consisted of monthly repayments of our notes payable for equipment financing.

For the remainder of 2004, our obligation for financing activities amounts to $3.6 million.

Based on the above discussion, we believe that we have sufficient cash to fund our operations into 2005. We expect to raise additional funds to support our expanding research and development programs through the public or private offering of our equity securities, additional debt financing or both. No assurance can be given that such additional financings will be available or, if available, can be obtained on terms acceptable to us.

**	Reconciliation to GAAP

Under GAAP, cash flows from investing activities above would improve by net maturities of investment securities and unrealized gains and losses on investments; also under GAAP, cash and cash equivalents at the beginning and end of the period would be less, as they would exclude short and long-term investments. The following table presents these differences:

	Three Months Ended March 31,
(in millions)	2004	2003
Changes to cash flow from investing activities
Net maturities of investments	$3.1	$6.1
Unrealized (gains) and losses	—	—

Total change to cash flow from investing activities	$3.1	$6.1

Beginning of the period exclusions
Short-term investments	$9.1	$5.0
Long-term investments	—	10.3
End of the period exclusions
Short-term investments	$6.1	$3.1
Long-term investments	—	6.2

Results of Operations

Three Months Ended March 31, 2004 and 2003.

Revenues

The table below presents our revenue sources for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

(in millions)	March 31,		Increase (Decrease)	% Increase (Decrease)	Notes
	2004	2003
Bayer	$0.5	$0.5	$0.0	0%	1
Monsanto	2.7	2.9	(0.2)	(7)%	2
Pioneer	0.2	—	0.2	100%	3
NIEHS	0.8	0.4	0.4	100%	4
Paradigm Array Labs	0.2	—	0.2	100%	5
Grant revenues	0.5	0.2	0.3	150%	6

Total Revenue	$4.9	$4.0	$0.9	22.5%

Notes:

1. We recognize revenues relating to our partnership with Bayer in two components, gene discovery and assay development. For the gene discovery component, from which the majority of the revenue is generated, we recognize revenue by comparing the number of genes analyzed during the period to the total number of genes to be analyzed over the term of the contract. As this contract has entered its later phases, there is a corresponding decrease in the number of genes to be analyzed. Therefore, the revenue associated with the gene discovery component has declined. For the assay component, we recognize revenue when Bayer accepts assays. There was no significant difference in revenues related to assays in the first quarter of 2004 compared to the same period in 2003. Overall, we expect to recognize less revenue in 2004 when compared to 2003 for this commercial partnership.

2. We recognize revenues relating to our partnership with Monsanto by comparing the number of genes analyzed during the period to the total number of genes to be analyzed over the term of the contract. We expect that revenues related to this commercial partnership will decline in 2004 when compared to 2003 as the project enters later phases in which there is a decrease in the number of genes to be analyzed.

3. We recognize revenues relating to our partnership with Pioneer by comparing the number of plant lines analyzed during the period to the total number of plant lines to be analyzed over the term of the contract. This commercial partnership was signed in December 2003.

4. We recognize revenues relating to our partnership with NIEHS as samples are processed. In the first quarter of 2004, revenues increased as a result of the continued increase in the number of samples processed under this contract. We expect this increase to continue in 2004 and, as a result, we expect revenues will increase in 2004 when compared to 2003.

5. We recognize revenues relating to our service business, Paradigm Array Labs™, as we complete work for our various customers. We expect that revenues related to this service will increase in 2004 when compared to 2003 as we are expecting an increase in the volume of business.

6. We recognize revenues under our grants as the related expenses are incurred. Grant revenues for the three months ended March 31, 2004 were generated from our ATP grant. Grant revenues for the three months ended March 31, 2003 were generated from our ATP grant and one grant with NSF, which ended in June 2003. We are expecting that our grant revenues will remain flat in 2004 when compared to 2003, due to revenues from our ATP grant increasing in 2004 offset, in part, by decreases in our grant revenue from NSF, which ended in June 2003.

Research and Development and Selling, General and Administrative Expenses

The table below presents our operating expenses for the first quarter of 2004 compared to the same period in 2003.

(in millions)	March 31,		Increase (Decrease)	% Increase (Decrease)	Notes
	2004	2003
R&D Expenses
Payroll, lab supplies and other expenses	$5.4	$4.5	$0.9	20%	1
Depreciation and amortization	1.2	1.2	0.0	0%	2
Stock-based compensation	0.0	0.1	(0.1)	(100)%	3

Total R&D Expenses	6.6	5.8	0.8	14%

SG&A Expenses
Payroll and other expenses	1.8	2.0	(0.2)	(10)%	4
Depreciation and amortization	0.1	0.1	0.0	0%	2
Stock-based compensation	0.0	0.1	(0.1)	(100)%	3

Total SG&A Expenses	1.9	2.2	(0.3)	(14)%

Total Operating Expenses	$8.5	$8.1	$0.4	5%

Notes:

1. Our costs increased during the first quarter of 2004 when compared to the same period in 2003. The increase was primarily related to payroll costs, which increased approximately $378 thousand, primarily as a result of increased headcount and laboratory supply costs which increased approximately $392 thousand as we ramped up the work on our contract with NIEHS. Other expenses, which consist primarily of facilities costs, corporate support costs and licenses fees, remained flat when compared to the same period in 2003. We are expecting our payroll, lab supply and other expenses to increase in 2004 when compared to 2003 as we continue to expand our services under our contract with NIEHS, expand our healthcare business and deliver on our new contract with Pioneer Hi-Bred.

2. Total depreciation and amortization expense remained flat during the first quarter of 2004 when compared to the same period in 2003. We are expecting depreciation and amortization expense to increase in 2004 compared to 2003 as we increase our capital expenditures and amortize intangible assets associated with the TissueInformatics acquisition.

3. At March 31, 2004 we amortized the remaining balance of our deferred compensation expense and as such deferred compensation expense will be lower in 2004 when compared to 2003.

4. Our costs declined during the first quarter of 2004 when compared to the same period in 2003. Payroll costs decreased approximately $224 thousand, primarily due to lower headcount. Other expenses, which consist primarily of professional expenses, such as legal and accounting fees, facilities costs, business development costs, taxes and insurance costs, remained flat. We are expecting our payroll and other expenses to increase in 2004 when compared to 2003 as we expand our operations, deliver on new revenue generating contracts and increase our business development activities.

Divestiture

We are reporting a small gain from discontinued operations in 2004. In November 2002, we decided to discontinue the operations of our plant genotyping business, ParaGen, and in February 2003 we sold ParaGen to DNA Landmarks. We are expecting a minimal income contribution from discontinued operations as we recognize royalties from the sale during 2004.

Interest Income (Expense), Net

Interest income (expense), net represents interest earned on our cash, cash equivalents and short-term and long-term investments, offset by interest expense on long-term debt and capital leases. Interest income (expense) net, decreased to an expense of approximately $62,000 for the quarter ended March 31, 2004 compared to an expense of $125,000 for the quarter ended March 31, 2003. This decrease was primarily attributable to a decrease in our interest expense. Interest expense declined as a result of the Silicon Valley Bank financing that we closed in July of 2003. The financing replaced some of our existing debt, which carried higher interest rates. We expect that net interest expense will increase as we use our cash balances to fund our operations and service our debt.

Net Loss

Net loss decreased 11% to approximately $3.7 million for the quarter ended March 31, 2004, compared to approximately $4.1 million for the quarter ended March 31, 2003. The decrease in the net loss was primarily due to increased revenues between the two periods and lower selling, general and administrative costs offset in part by higher research and development costs.

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

FORWARD-LOOKING STATEMENTS

Our forecast of the period of time through which our financial resources will be adequate to support our operations and other statements contained in this report are forward-looking and involve risks and uncertainties. Actual results could vary as a result of a number of factors. We believe that our existing cash and investment securities and anticipated cash flow from existing revenue sources will be sufficient to support our current operating plan into 2005. We have based this estimate on assumptions that may prove to be wrong. It is possible that we may seek additional funding within this time frame. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available or, even if available, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results. Our future capital requirements will depend on many factors, including:

•	the number, breadth and progress of our research programs

•	the achievement of the milestones under certain of our existing commercial partnerships

•	our ability to establish additional and maintain current and additional commercial partnerships

•	our commercial partners’ success in commercializing products developed under our commercial partnership agreements

•	our success in commercializing products to which we have retained the rights under our commercial partnerships

•	the costs incurred in enforcing and defending our patent claims and other intellectual property rights

•	the costs and timing of obtaining regulatory approvals for any of our products, and

•	the receipt of approval from the National Institute of Standards and Technologies for our proposed replacement of LION biosciences Inc. as our joint venture partner in the Advanced Technology Program grant.

This report contains other forward-looking statements, including statements regarding: our ability to successfully develop and improve our GeneFunction Factory® platform, FunctionFinder® system, our Gene to Cell System™ approach, our metabolic profiling platform, databases and other technologies; the future prospects of our metabolomic platform, including the potential of the platform to improve the efficiency and lower the cost of drug discovery, decrease the time to market for new drugs, reduce toxic side effects of drugs, complement other genomic tools, and attract commercial partners to be a more efficient and proximal indicator of cellular physiology than genomics and proteomics platforms; our ability to industrialize the process of gene function discovery and metabolomics and generate information enabling the development of novel products; our ability to establish intellectual property protection for our gene function information, databases, processes and other technologies; product development and commercialization efforts; our strategy and market opportunities, anticipated increases in our revenues, and timing of revenues from commercial partnerships; our ability to meet or exceed our milestone targets and earn royalties under our commercial partnerships; our ability to enter into new partnerships and alliances; our intended use of our financial resources; our research and development and other expenses; our operational and legal risks; our ability to remain listed on the Nasdaq National Market or become listed on the Nasdaq SmallCap Market; and building shareholder value.

Such statements are based on management’s current expectations and are subject to a number of risks, factors and uncertainties that may cause actual results, events and performance to differ materially from those referred to in the forward-looking statements. These risks include, but are not limited to, our early stage of development, history of net losses, technological and product development uncertainties, reliance on research collaborations, uncertainty of additional funding and ability to protect our patents and proprietary rights. These and other risks are discussed below in Item 5, of this report, titled “Other Information – Risk Factors.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes since December 31, 2003.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, was made known to them by others within the Company, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Risk Factors

We are an early stage company using novel technologies and, as a result, we may never achieve, or be able to maintain, profitability.

You should evaluate us in light of the uncertainties affecting an early stage biotechnology company. Our GeneFunction Factory® platform, our FunctionFinder® system, our biochemical profiling platform, our bioinformatics efforts and our TissueInformatics® software are still evolving. We have not yet proven that determining the function of a gene in commercially significant target organisms or elucidating the biochemical profiles of cells, tissues, or fluids will enable us or our partners to develop commercial products. Furthermore, while we are continuing with our work in the agriculture sector, we are increasing our efforts to address the human health market with our biochemical profiling platform.

In the agriculture sector we have entered into only three commercial partnerships, with Bayer CropScience, Monsanto and Pioneer Hi-Bred International, Inc., a subsidiary of DuPont, to assist in development of certain new products that they are targeting, including herbicides and plants with improved nutritional and growth characteristics. In the human health sector we have only one contract, which is with L’Oréal for the development of software for automated pathology slide screening of tissue-engineered skin. We acquired this contract through our acquisition of TissueInformatics.Inc. We have entered into a government contract and have received a government grant, which are helping us to develop our human health technologies. If we are unable to successfully achieve milestones or our commercial partners fail to develop commercially successful products, we will not earn certain revenues contemplated under such partnerships. In addition, we may not be able to enter into additional commercial partnerships. We do not control the resources that our commercial partners devote to our projects and our commercial partners may not perform their obligations. Our commercial partnerships are subject to termination rights by the commercial partners. If any of our commercial partners were to terminate its relationship with us, or fail to meet its contractual obligations, it could have a material adverse effect on our revenues and our ability to undertake research, to fund related and other programs and to develop, manufacture and market any products that may have resulted from the commercial partnership. Also, we may pursue opportunities in fields that conflict with our commercial partners or in which our commercial partners could become active competitors.

We have a history of net losses. We will continue to incur net losses that may depress our stock price.

We have incurred net losses in each year since our inception and expect these losses to continue. We experienced a net loss of approximately $3.7 million for the three months ended March 31, 2004. As of March 31, 2004, we had an accumulated deficit of approximately $88.2 million. To date, we have derived substantially all of our revenues from three commercial partnerships, a government contract and government grants. We expect to derive revenue in the near future principally from government contracts and commercial contracts and partnerships. However, we expect our revenues from our commercial partnership with Bayer CropScience and Monsanto will decrease in 2004 offset by expected revenue increases from the NIEHS contract and our new commercial partnership with Pioneer Hi-Bred. We expect to spend a significant amount of capital to fund research and development and enhance our core technologies. As a result, we expect that our operating expenses will continue to increase in the near term and, consequently, we will need to generate significant additional revenues from existing commercial contracts and partnerships, grants and new revenue sources to become profitable. We cannot accurately predict when, if ever, we will become profitable.

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

We currently anticipate that our cash, cash equivalents and short-term investments will be sufficient to support our operations into 2005. To the extent that our existing resources are insufficient to fund our activities, we may need to raise funds through public or private financings involving the issuance of debt or equity securities. No assurance can be given that additional financings will be available or, if available, can be obtained on terms acceptable to us. If adequate funds are not available, we may have to reduce expenditures for research and development, administration, business development or marketing, which could have a material adverse effect on our business. To the extent that additional capital is raised through the sale of equity or convertible securities, the issuance of such securities could result in dilution to our shareholders.

Our debt covenants could impact our cash position.

In April 2004, we modified the financial covenant in our debt agreement with Silicon Valley Bank (“SVB”). We are now obligated to maintain a cash to SVB debt ratio of 1.75. This ratio is defined in our amended agreement with SVB as the ratio of unrestricted cash to the amount of outstanding debt to SVB (including all amounts outstanding under the line of credit.) If we were to default on this financial covenant, we may be required to pay off the loan with SVB. As of March 31, 2004, our cash to SVB debt ratio was 2.63 and the aggregate amount outstanding under the SVB line of credit and term loan was $5.8 million. Prior to this modification, the Company was obligated to maintain a quick ratio of at least 1.5. The Company’s management believes that with this modification, it will have greater flexibility to continue targeted research and development.

As a result of the equipment financing with General Electric Capital Corporation, we have a negative covenant pledge agreement which will require us to restrict a portion of our cash if at the end of any quarter our unrestricted cash balance falls below the greater of $15.0 million or nine months’ cash needs. If this covenant were triggered at March 31, 2004, we would have been required to restrict approximately $542,000 or fifty percent of the amount outstanding under this equipment financing arrangement. The term loan with General Electric Capital Corporation amortizes monthly.

Pursuant to our current operating plan, it is likely we will fail to meet the financial covenant with General Electric Capital Corporation in 2004. We expect to raise funds through public or private financings of our equity securities, which would, subject to the amount raised, allow us to avoid a default. No assurance can be given that such additional financings will be available or, if available, can be obtained on terms acceptable to us.

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

Our business and competitive position will depend in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies and products in the United States and other countries. As of May 01, 2004, we had 92 U.S. patent applications pending and 35 international patent applications pending, some of which are subject to rights that we have granted to various collaborators and development partners. We have 14 trademark applications pending in the United States, one trademark application pending in the U.K., and one pending European Community trademark application. We have 19 registered trademarks in the United States. We own 22 issued U.S. patents and no issued patents in any other country. If each of the 22 issued U.S. patents is maintained for the longest term available under law, the earliest a patent will expire is 2019.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of May 1, 2004, there were 36,214,497 shares of common stock outstanding. All of the (i) 11,847,727 shares sold in our initial public offering and our October 2001 direct offering, (ii) 422,459 shares issued to Celera and subsequently registered on Form S-3, (iii)

outstanding shares issued pursuant to stock option exercises or purchases under our Employee Stock Purchase Plan that were registered on one of our registration statements on Form S-8, and (iv) shares that have been sold pursuant to Rule 144 or Rule 701 are freely transferable without restriction or further registration under the Securities Act, except for shares purchased by our “affiliates,” as defined in Rule 144 of the Securities Act. The remaining shares of common stock outstanding are “restricted securities” as defined in Rule 144. Holders of these shares may sell them in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

We may face challenges in integrating TissueInformatics.Inc, which could have negative financial consequences to our shareholders and us.

Our acquisition of TissueInformatics.Inc will involve the integration of operations and personnel of TissueInformatics, including, among other things, the integration of TissueInformatics technologies in quantitative tissue analysis with our biomarker and target discovery programs. In addition, we expect to maintain operations in Pennsylvania for some period of time. As a result, we will face challenges in managing an increased number of employees over a geographic distance. The process of this integration could cause an interruption of the activities of our businesses. The inability to successfully integrate the operations and personnel of TissueInformatics could have an adverse effect on us, and, as a result, the market price of our common stock could decline.

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

If performance milestones, as detailed under our merger agreement with TissueInformatics.Inc, are achieved we will be required to issue additional shares which will dilute the rights of our common stockholders.

In March 2004, we issued a total of approximately 3,400,000 shares of our common stock in connection with our acquisition of TissueInformatics.Inc. We may become obligated to issue up to an additional 2,700,000 shares of our common stock on an “earn-out” basis upon the successful achievement of performance milestones on or before December 31, 2004. In connection with the acquisition, we also assumed outstanding options and warrants to purchase up to 385,000 additional shares of our common stock. If we are required to issue additional shares of common stock as a result of the “earn out” or upon the exercise or conversion of assumed options and warrants, our stockholders’ percentage ownership will be diluted.

Although we currently meet all NASDAQ National Market System listing requirements, we could in the future fail to meet such requirements and be delisted from the Nasdaq System.

If we are unable to maintain a $1.00 bid price for our common stock, or maintain $10,000,000 in stockholders’ equity, our common stock would be subject to delisting from the Nasdaq National Market, in which case we plan to apply for continued listing on the Nasdaq SmallCap Market. While we currently meet the criteria that would enable us to transfer to the Nasdaq SmallCap Market, there is no assurance we will be accepted or that we will continue to meet the criteria at the time we apply for SmallCap inclusion. If we could not transfer to the Nasdaq SmallCap Market and were forced to be listed on the NASD’s OTC Bulletin Board, trading in our common stock would likely decrease substantially, or cease altogether, the market price of our common stock may decline further, and stockholders may lose some or all of their investment. Securities analysts’ and news media’s coverage, if any, of us would also be reduced or eliminated altogether. Furthermore, delisting of our common stock from the Nasdaq National Market and subsequent delisting from the Nasdaq SmallCap Market or failure to meet the requirements for transferring to the SmallCap Market could inhibit, if not preclude, our ability to raise additional working capital on acceptable terms, if at all, or to utilize our stock as full or partial consideration for the acquisition of any lines of business from third parties. Additionally, if we continue with our history of net losses and are not successful in raising additional funds, through the sale of our equity securities, our stockholders’ equity could fall below $10 million.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 3.1	Restated Certificate of Incorporation (Filed as Exhibit 3.2 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 3.2	Amended and Restated Bylaws (Filed as Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the SEC on March 30, 2001 and incorporated herein by reference).

Exhibit 4.1	Form of Common Stock Certificate (Filed as Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.1+	TissueInformatics.Inc 2001 Stock Option Plan.

Exhibit 10.2	First Amendment to Loan and Security Agreement by and between Paradigm Genetics, Inc., and Silicon Valley Bank.

Exhibit 10.3+	Employment Agreement between the Registrant and Peter C. Johnson, dated January 29, 2004.

Exhibit 31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

Exhibit 31.2	Certification of Vice President, Finance, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

Exhibit 32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

+	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

On January 30, 2004, the Company filed a report on Form 8-K in conjunction with a press release announcing that the Company had entered into a definitive agreement with TissueInformatics.Inc whereby the Company will acquire TissueInformatics, a privately held company.

On February 20, 2004, the Company furnished a report on Form 8-K in conjunction with a press release announcing the financial results for the quarter and year ended December 31, 2003.

On March 24, 2004, the Company filed a report on Form 8-K in conjunction with a press release announcing the completion of its acquisition of TissueInformatics.Inc.

PARADIGM GENETICS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARADIGM GENETICS, INC.

DATE: May 17, 2004	SIGNATURE:	/s/ Philip R Alfano

Philip R Alfano Vice President, Finance Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit 10.1+	TissueInformatics.Inc 2001 Stock Option Plan.

Exhibit 10.2	First Amendment to Loan and Security Agreement by and between Paradigm Genetics, Inc., and Silicon Valley Bank.

Exhibit 10.3+	Employment Agreement between the Registrant and Peter C. Johnson, dated January 29, 2004.

Exhibit 31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

Exhibit 31.2	Certification of Vice President, Finance, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

Exhibit 32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

+	Management contract or compensatory plan or arrangement.