Form 10-Q
period 2004-06-30
PARADIGM GENETICS INC
filed 2004-08-16
CIK 1057217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of Common Stock, as of the latest practicable date.

Title of each class
Common stock $.01 par value Shares outstanding on August 3, 2004	36,322,525

PARADIGM GENETICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARADIGM GENETICS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,685,913	$7,157,308
Short-term investments	6,037,290	9,127,200
Accounts receivable	1,587,156	2,975,800
Interest receivable	41,474	116,493
Prepaid expenses	534,989	784,350
Inventory	223,739	128,621

Total current assets	13,110,561	20,289,772
Restricted cash	1,404,543	1,404,543
Property and equipment, net	16,486,345	17,337,042
Other assets, net	3,775,366	422,357

Total assets	$34,776,815	$39,453,714

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,853,654	$1,131,946
Accrued liabilities	2,810,310	2,141,000
Deferred revenue	6,899,396	8,200,970
Long-term debt—current portion	2,146,281	2,152,663
Capital lease obligation—current portion	61,854	109,991
Revolving line of credit	—	2,331,514
Other current liabilities	—	25,724

Total current liabilities	13,771,495	16,093,808
Long-term debt, less current portion	2,815,702	3,807,173
Capital lease obligation, less current portion	—	39,055
Contingent purchase consideration	1,108,453	—

Total liabilities	17,695,650	19,940,036

Commitments
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 and 50,000,000 shares authorized; 36,290,476 and 32,605,493 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	362,904	326,055
Additional paid-in capital	108,528,764	103,647,048
Deferred compensation	—	(1,806)
Accumulated deficit	(91,848,483)	(84,559,208)
Accumulated other comprehensive income	37,980	101,589

Total stockholders’ equity	17,081,165	19,513,678

Total liabilities and stockholders’ equity	$34,776,815	$39,453,714

The accompanying notes are an integral part of these condensed financial statements.

PARADIGM GENETICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Commercial and government contracts	$5,910,524	$5,281,995	$10,275,143	$9,120,839
Grant revenues	343,923	314,784	867,362	543,123

Total revenues	6,254,447	5,596,779	11,142,505	9,663,962

Operating expenses:
Research and development	6,754,551	6,542,106	12,876,882	12,392,037
Selling, general and administrative	3,056,605	2,416,310	5,454,236	4,650,254

Total operating expenses	9,811,156	8,958,416	18,331,118	17,042,462

Loss from operations	(3,556,709)	(3,361,637)	(7,188,613)	(7,378,500)

Other income (expense):
Interest income	53,068	94,896	113,307	203,561
Interest expense	(117,245)	(198,609)	(239,916)	(431,875)

Other income (expense), net	(64,177)	(103,713)	(126,609)	(228,314)

Loss from continuing operations	(3,620,886)	(3,465,350)	(7,315,222)	(7,606,814)
Discontinued operations:
Gain (loss) from discontinued operations	3,225	(121,314)	25,950	(96,645)

Net loss	$(3,617,661)	$(3,586,664)	$(7,289,272)	$(7,703,459)

Per common share—basic and diluted:
Loss from continuing operations	$(0.10)	$(0.11)	$(0.21)	$(0.24)
Gain (loss) from discontinued operations	—	—	—	—

Net loss	$(0.10)	$(0.11)	$(0.21)	$(0.24)

Weighted average common shares outstanding – basic and diluted	36,240,749	32,068,378	34,832,896	32,054,311

The accompanying notes are an integral part of these condensed financial statements.

PARADIGM GENETICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(7,289,272)	$(7,703,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,747,372	2,573,873
Stock-based compensation	1,806	719,681
(Gain) loss on sale of property and equipment	(34,674)	131,961
Changes in operating assets and liabilities excluding impact of acquisition:
Accounts receivable	1,389,178	812,180
Interest receivable	75,019	166,542
Prepaid expenses and other assets	232,076	588,283
Inventory	(95,118)	—
Accounts payable	700,180	313,234
Accrued and other current liabilities	(78,144)	649,653
Deferred revenue	(1,308,390)	(1,697,759)

Net cash used in operating activities	(3,659,967)	(3,445,811)

Cash flows from investing activities:
Purchase of property and equipment	(455,411)	(434,307)
Proceeds from sale of property and equipment	220,000	320,000
Acquisition costs	(465,834)	—
Cash from acquisition	2,521,982	—
Purchase of investments	(3,043,089)	(3,013,444)
Maturities of investments	6,069,390	9,089,130

Net cash provided by investing activities	4,847,038	5,961,379

Cash flows from financing activities:
Repayments of notes payable	(680,140)	(2,070,000)
Repayments of capital lease obligations	(721,126)	(100,513)
Repayment of revolving line of credit	(2,331,514)	—
Proceeds from exercise of stock options	74,315	—
Proceeds from issuance of common stock, net	—	13,675

Net cash used in financing activities	(3,658,464)	(2,156,838)

Net (decrease) increase in cash and cash equivalents	(2,471,391)	358,730
Cash and cash equivalents, beginning of period	7,157,308	5,883,907

Cash and cash equivalents, end of period	$4,685,913	$6,242,637

The accompanying notes are an integral part of these condensed financial statements.

Paradigm Genetics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Paradigm Genetics, Inc. (the “Company” or “Paradigm”) was founded on September 9, 1997, and is a biotechnology company using proprietary systems biology to discover biomarkers to reduce cost, risk and time in the product development cycle as well as to discover inaccessible targets for small molecule discovery, both for its partners and for the Company. The Company is growing the business by partnering with life sciences companies in both healthcare and agriculture, while building its own portfolio of products. Additionally, the Company is leveraging its existing infrastructure to provide services that generate near-term revenue.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of approximately $91,848,000 as of June 30, 2004, incurred a net loss of approximately $7,289,000 for the six months then ended and expects to incur substantial additional losses for the remainder of 2004.

The Company has historically financed its operations through the sale of equity, debt and capital lease financing, payments received from commercial partnerships and government grants. As of June 30, 2004, the Company had total cash and investments of approximately $10,723,000, which is comprised of cash and cash equivalents of approximately $4,686,000 and short-term investments of approximately $6,037,000.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any future period. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

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

Notes to Condensed Financial Statements

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

Other Assets

Other assets include intangible assets, resulting from the Company’s acquisition of TissueInformatics.Inc (See Note 2), deposits for building leases and other deferred costs.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the future undiscounted cash flows attributable to such asset or the business to which such asset relates. The impairment amount is measured as the amount by which the carrying amount of a long-lived asset (or asset group) exceeds its fair value. An impairment loss of $176,248 was recognized during the three months ended June 30, 2003, related to assets held for sale which were written down to their estimated fair value. No impairment loss was recognized during the three or six months periods ended June 30, 2004.

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

Progress to completion under commercial partnerships is calculated based on applicable output measures such as a comparison of the number of genes analyzed to the total number of genes to be analyzed, assessed on a contract by contract basis. To the extent payments received exceed revenue recognized for each contract or grant, the excess portion of such payments are recorded as deferred revenues. To the extent revenues recognized exceed payments received for each contract or grant, the excess revenues are recorded as accounts receivable. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 (“SAB 104”) issued by the Securities and Exchange Commission.

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

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company’s common stock at the grant date, the difference between the fair value of the Company’s common stock and the exercise price is recorded as deferred compensation. The Company reversed $3,961 and $5,627 of deferred compensation related to the cancellation of unvested options during the three and six months ended June 30, 2003, respectively. Deferred compensation is amortized to compensation expense over the vesting period of the related stock option. The Company recognized $109,535 in non-cash compensation expense related to amortization of deferred compensation during the three months ended June 30, 2003. The Company recognized $1,806 and $222,256 in non-cash compensation expense related to amortization of deferred compensation during the six months ended June 30, 2004 and 2003, respectively.

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

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended by SFAS No. 148, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of grant. Stock options or warrants granted to consultants for

Paradigm Genetics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

services are accounted for in accordance with SFAS No. 123, which requires that these options and warrants be valued using the Black-Scholes model and the resulting charge is then recorded as the related services are performed. The Company did not issue stock options to consultants or accelerate the vesting of stock options during the three and six months periods ended June 30, 2004 and 2003.

Had compensation costs for the two plans been determined based on the fair value at the grant date for awards under the plans, consistent with the methods of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123), as amended, the Company’s net loss and net loss per share (basic and diluted) for the three months and six months ended June 30, 2004 and 2003, would have been increased to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss available to common stockholders:
As reported	$(3,617,661)	$(3,586,664)	$(7,289,272)	$(7,703,459)
Add: Stock-based employee compensation expense included in reported net loss	—	434,585	1,806	719,681
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	199,129	803,670	495,750	1,676,106

SFAS 123 pro forma	$(3,816,790)	$(3,955,749)	$(7,783,216)	$(8,659,884)

Loss per common share—basic and diluted:
As reported	$(0.10)	$(0.11)	$(0.21)	$(0.24)

SFAS 123 pro forma	$(0.11)	$(0.12)	$(0.22)	$(0.27)

The per share weighted average fair value of stock options granted during the three months ended June 30, 2004 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2004 and 2003: expected dividend yield of 0%; risk free interest rates of approximately 4% in 2004 and 2003; expected option lives of approximately seven years in 2004 and 2003; and volatility factors of 103% in 2004 and 112% in 2003.

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

The Company has three commercial partnerships, a contract with the United States federal government, and a grant, which accounted for 48%, 11%, 7%, 20% and 8%, respectively, of the Company’s total revenue for the six months ended June 30, 2004. Of the total accounts receivable balance at June 30, 2004 and December 31, 2003, 65% and 84%, respectively, is comprised of receivables from one of the commercial partnerships.

Paradigm Genetics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” established standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company’s total comprehensive loss for the three month periods ended June 30, 2004 and 2003 was $3,723,041 and $3,602,355, respectively. The Company’s other comprehensive loss consisted of unrealized losses on investments of $105,380 and $15,691 for the three months ended June 30, 2004 and 2003, respectively. The Company had no other items of other comprehensive gains or losses during the three months ended June 30, 2004 or 2003.

The Company’s total comprehensive loss for the six month periods ended June 30, 2004 and 2003 was $7,353,279 and $7,521,753, respectively. The Company’s other comprehensive loss consisted of unrealized losses on investments of $63,609 for the six months ended June 30, 2004 and unrealized gains of $181,706 for the six months ended June 30, 2003. The Company had no other items of other comprehensive gains or losses during the six months ended June 30, 2004 or 2003.

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

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive for the periods indicated:

	Six Months Ended June 30,
	2004	2003
Options to purchase common stock	3,899,899	3,927,615
Warrants	303,779	303,779

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

Paradigm Genetics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Discontinued Operations

During 2002, the Company decided to close the operations of ParaGen, its plant genotyping business. At December 31, 2002, all of the goodwill and associated assets were written down to their fair value less cost to sell and reported in the loss from discontinued operations. As a result, the Company recognized an impairment loss of $1,484,786 in 2002. In February 2003, the ParaGen business assets were sold to DNA Landmarks for $300,000 and potential future royalties between 10% and 15%, over the next three years, of revenues from certain identified customers. The Company is reporting the operating results from ParaGen in discontinued operations.

Note 2. Acquisition

On March 11, 2004, the Company purchased all of the outstanding common and preferred stock of TissueInformatics.Inc (“TissueInformatics”), in exchange for the issuance of approximately 3,403,000 shares of the Company’s common stock. These shares were estimated to have a total fair value of approximately $4,614,000, based on the average closing price of the common stock of $1.36 for the day of the closing and two-day period immediately preceding and following the date of the announcement of the acquisition. In addition, subject to the achievement of performance milestones by December 31, 2004, the Company could be obligated to issue another 2.9 million shares and options.

The Company assumed approximately $214,000 in net liabilities and incurred costs of approximately $547,000 related to this acquisition. The Company also assumed TissueInformatics’s obligations under its stock option plan for TissueInformatics employees. At closing, approximately 214,000 shares were reserved to satisfy obligations underlying outstanding options. Approximately 171,000 additional shares are issuable pursuant to outstanding options upon the achievement of performance milestones by December 31, 2004. The TissueInformatics stock option plan was assumed by the Company in the acquisition. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the initial purchase price of approximately $6,713,000 was allocated to the assets acquired and liabilities assumed based on estimated fair values. This purchase price includes $1,108,000 for the contingent purchase consideration that may be payable if certain performance milestones are achieved. The fair value assigned to intangible assets acquired was based on a third party valuation report.

Of the total purchase price, $3,455,000 was allocated to the tangible assets, which were comprised of cash, property and equipment and prepaid and other assets, $3,559,000 has been allocated to intangible assets and $301,000 has been allocated to liabilities. The intangible assets include $3,350,000 and $209,000 related to developed software technologies and a customer base, respectively. These intangible assets are being amortized over a period of five years.

Upon the resolution of all contingencies related to the additional 2.9 million shares issuable based on performance milestones, the purchase price and related allocation will be reassessed. In the event that the fair value of the contingent shares issued differs from the $1,108,000 contingent purchase consideration recognized as of June 30, 2004, the intangible assets recorded for the acquisition will be adjusted.

The Company’s results of operations for the six-month period ended June 30, 2004 include the results of TissueInformatics operations from the day after the closing date of the acquisition, March 12, 2004, to June 30, 2004. The Company’s results of operations for the three-month period ending June 30, 2004 include TissueInformatics’ operations for the full period.

The following unaudited pro forma financial information reflects the results of operations of the Company for the three months ended June 30, 2003 and the six-month periods ended June 30, 2004 and 2003 as if the acquisition of TissueInformatics had occurred on April 1, 2003 and January 1, 2004 and 2003, respectively. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place on April 1, 2003 and January 1, 2004 or 2003, and may not be indicative of future operating results.

Paradigm Genetics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

	Three Months Ended June 30, 2003	Six Months Ended June 30,
		2004	2003
	(unaudited)
Total revenues	$5,677,000	$11,143,000	$9,810,000
Total operating expenses	10,304,000	19,629,000	19,846,000

Loss from operations	(4,627,000)	(8,486,000)	(10,036,000)

Net loss	$(4,833,000)	$(8,582,000)	$(10,319,000)

Net loss per common share	$(0.14)	$(0.24)	$(0.29)

Weighted average common shares	35,471,000	36,149,000	35,457,000

Note 3. Letter of Credit

As of June 30, 2004, the Company owes General Electric Capital Corporation (“GECC”), approximately $0.8 million payable in monthly installments with interest through June 2005. Under the equipment financing agreement with GECC, the Company had entered into a negative covenant pledge agreement which requires the Company to issue a letter of credit in favor of GECC if at the end of any quarter its unrestricted cash balance falls below the greater of $15.0 million or nine months’ cash needs. The Company’s cash balance was less than $15.0 million as of June 30, 2004. The Company is negotiating the terms of a letter of credit which is expected to be issued to GECC for up to $0.4 million. The Company expects that the letter of credit will be issued using either available capacity under its line of credit with Silicon Valley Bank or by restricting additional cash of the company to secure the letter of credit.

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

Overview

Paradigm Genetics is a biotechnology company using proprietary systems biology to discover biomarkers to reduce cost, risk and time in the product development cycle as well as to discover otherwise inaccessible targets for small molecule discovery, both for our partners and for ourselves. The Company is growing its business by partnering with life sciences companies, while building its own portfolio of products. Additionally, the Company is leveraging its existing infrastructure to provide services that generate near-term revenue.

In March 2004, the Company acquired TissueInformatics.Inc, a privately held company, which develops and applies automated pathology software for the quantitative analysis of tissue changes in drug discovery, disease assessment, toxicology, and tissue engineering. Management believes this acquisition provides the Company with a unique competitive advantage as the first company to combine gene expression profiling, biochemical profiling and quantitative tissue analysis in a systems biology approach to life sciences discovery. It is through this unique combination and analysis of different biological data that the Company can identify novel biomarkers and targets that were previously inaccessible due to biological “noise.”

The Company’s business model targets near term and mid term revenues and cash flow from its current commercial partnerships, government contracts and grants, new commercial partnerships and our service businesses — Paradigm Array Labs™ and TissueInformatics® automated pathology software. In the long term, the Company is targeting revenues and cash flow through the development of our proprietary product portfolio. The Company’s current proprietary product development efforts are focused on diagnostics for liver disease and injury, biomarkers and drugs for diabetes and obesity and novel agricultural compounds as well as the development and application of automated pathology software.

Commercial Partnership Revenue

Currently, the Company has several revenue generating partnerships and contracts. The table below presents these revenue sources:

		Revenue Recognized							Remaining Potential Revenue to be Recognized**
(in millions)	Potential Contract Value*	2003				2004
		Prior to 2003	Q1	Q2	Remainder of year	Q1	Q2	Total to Date
Bayer	$41.0	$29.3	$0.5	$1.2	$1.4	$0.5	$0.8	$33.7	$7.3
Monsanto	55.0	23.4	2.9	3.0	6.4	2.7	2.6	41.0	14.0
ATP grant	9.7	0.2	0.2	0.3	1.5	0.5	0.3	3.0	6.7
NIEHS	32.2	0.1	0.4	0.7	2.1	0.8	1.4	5.5	26.7
L’Oréal	0.5	—	—	—	—	—	—	—	0.5
SBIR contracts	1.6	—	—	—	—	—	—	—	1.6
Pioneer/Dupont	9.0	—	—	—	—	0.2	0.6	0.8	8.2

Total	$149.0	$53.0	$4.0	$5.2	$11.4	$4.7	$5.7	$84.0	$65.0

*	Includes potential milestone payments over the remaining term of the contracts and excludes potential royalties.
**	There can be no guarantee that the Company will achieve these revenues.

The Company currently has commercial partnerships with Bayer Crop Sciences (“Bayer”) in the area of crop protection and The Monsanto Company (“Monsanto”) and Pioneer Hi-Bred International, Inc. (“Pioneer”), a subsidiary of DuPont, in the area of crop trait discovery. The Company’s partnership with Bayer was signed in September 1998 and was extended in November 2003. Under the terms of the agreement, the companies will collaborate on herbicide discovery through September 2006. The partnership with Monsanto was signed in November 1999 and began contributing revenues in the second quarter of 2000. As amended, the agreement commits Monsanto to a total partnership term of six years with committed funding through January 2006. The partnership with Pioneer was signed in December 2003 and began contributing to the Company’s revenues in the first quarter of fiscal year 2004.

The Company also has a $23.8 million five-year contract with the National Institute of Environmental Health Sciences (“NIEHS”) that was signed in September 2002 and began contributing to the Company’s revenue in the fourth quarter of 2002. In April 2003, the Company announced that NIEHS exercised an $8.4 million option under this contract bringing the total contact value to $32.2 million through 2007. Under the terms of the contract, the Company will use its technologies to determine how toxicants work and cause damage at the cellular level.

The Company’s acquisition of TissueInformatics brings revenue-generating contracts, of which the most significant is the contract with L’Oréal for the development and license of TissueInformatics® software for the automated pathology slide screening of tissue-engineered skin. This contract was signed in November 2003 and the Company anticipates that it should begin contributing to revenue in late 2004.

The Company’s Advanced Technology Program (“ATP”) grant from National Institute of Standards and Technology (“NIST”) was awarded in June 2002 for $11.7 million over five years to develop innovative tools for target discovery through the analysis of complex coherent data sets. This grant, the largest bioinformatics grant ever awarded in NIST’s Advanced Technologies Program history, supports the development of methods and tools for the creation, evaluation and analysis of coherent data sets. The grant will be shared between the Company and a joint venture partner based on the research work plan. The Company is in the process of restructuring the ATP grant in order to replace its former joint venture partner, LION bioscience. We would be required to obtain NIST approval for our replacement partner. Another grant with the National Science Foundation (“NSF”) for the development of a high throughput gene discovery system in Arabidopsis using geminivirus ended in June 2003.

During June 2004, the Company was awarded two Small Business Innovative Research (“SBIR”) contracts. The first contract was a SBIR Phase I/II contract from the NIEHS for biomarkers that predict the early onset of drug-indicated liver injury. This contract is worth up to $742,000, with $99,000 funded for the six-month Phase I part of the study and an additional $643,000 over two years for phase II, upon the successful completion of Phase I. The Company was awarded a second SBIR Phase I/II contract from the National Institutes of Health for biomarker research in alcohol induced liver and brain injury. This contract is worth up to approximately $850,000, with $100,000 funded for the six-month Phase I part of the study and up to $750,000 over two years for Phase II, upon the successful completion of Phase I.

Liquidity and Capital Resources

The Company has historically financed its operations through the sale of equity, debt and capital lease financing, payments received from commercial partnerships and government contracts and grants. From inception through June 30, 2004, the Company has raised an aggregate of approximately $95.5 million through the sale of equity and approximately $25.6 million in proceeds from secured debt financing.

At June 30, 2004, the Company had cash, cash equivalents and short-term investments totaling approximately $10.7 million. The Company’s management believes there are currently several factors which could negatively impact the Company’s cash position:

•	The Company’s operations continue to use cash and are expected to continue to do so for some time.

•	The Company’s cash equivalents and short-term investments are invested in financial instruments with interest rates based on financial market conditions and as such the Company is exposed to interest rate fluctuations.

•	As a result of the secured debt agreement with Silicon Valley Bank, the Company is obligated to maintain a ratio of unrestricted cash and investments to Silicon Valley Bank debt of at least 1.75. For purposes of the covenant calculation, Silicon Valley Bank debt includes all letters of credit issued using capacity under the line of credit. If the Company were to default on this financial covenant, the Company may be required to pay off the loan with Silicon Valley Bank. At June 30, 2004, the amount outstanding under the term loan with Silicon Valley Bank was $4.0 million. The Company’s unrestricted cash and investments to Silicon Valley Bank debt ratio was 2.69 as of June 30, 2004.

As of June 30, 2004, the Company owes GECC approximately $0.8 million payable in monthly installments with interest through June 2005. Under the equipment financing agreement with GECC the Company had entered into a negative covenant pledge agreement which requires the Company to issue a letter of credit in favor of GECC if at the end of any quarter its unrestricted cash balance falls below the greater of $15.0 million or nine months’ cash needs. The Company’s cash balance was less than $15.0 million as of June 30, 2004. The Company is negotiating the terms of a letter of credit which is expected to be issued to GECC for up to $0.4 million. The Company expects that the letter of credit will be issued using either available capacity under its line of credit with Silicon Valley Bank or by restricting additional cash of the company to secure the letter of credit.

If the Company were required to pay off the loan with Silicon Valley Bank and restrict cash under the loan covenants with GECC, the Company believes its remaining cash would be sufficient to support its operations into 2005.

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

	Six Months Ended June 30,
(in millions)	2004	2003
Net cash used in operating activities	$(3.7)	$(3.4)
Net cash provided by (used in) investing activities, excluding purchases and maturities of short-term investments	1.8	(0.1)
Net cash used in financing activities	(3.7)	(2.2)

Net decrease in cash, cash equivalents and short-term investments	(5.6)	(5.7)

Cash, cash equivalents and short-term investments, beginning of period*	16.3	21.2

Cash, cash equivalents and short-term investments, end of period*	$10.7	$15.5

*	Cash, cash equivalents and short-term investments exclude restricted cash.
**	See reconciliation to generally accepted accounting principles (“GAAP”) below.

Cash used in operating activities:

•	For the six months ended June 30, 2004, cash used in operating activities primarily consisted of operating losses and decreases in deferred revenue offset, in part, by non-cash expenses (primarily depreciation) and net positive changes in other working capital balances as a result of improved cash management activities. Deferred revenue consists of payments made by Monsanto and Pioneer offset by the revenue the Company recognizes under these commercial partnerships for work completed during the period. Improved cash management activities resulted in decreased accounts receivable balances, decreases in prepaid assets and increases in accounts payable balances.

•	For the six months ended June 30, 2003, cash used in operating activities primarily consisted of operating losses and a decrease in deferred revenue, offset in part, by non-cash expenses (primarily depreciation) and net positive changes in other working capital balances as a result of improved cash management activities. Deferred revenue consists of payments made by Monsanto offset by the revenue the Company recognizes under this commercial partnership for work completed during the period.

Management expects the Company’s cash used in operating activities in 2004 will be comparable to 2003, as the Company is expecting new revenues in 2004 to contribute to its cash flow from operations offset by higher research and development costs from the Company’s expanding research programs. No assurance can be given that the Company will earn the new revenues anticipated in 2004.

Cash provided by (used in) investing activities:

•	For the six months ended June 30, 2004, cash provided by investing activities primarily consisted of cash acquired from the Company’s acquisition of TissueInformatics in March 2004, offset in part by investments in laboratory and data processing equipment for the Company’s technology platforms.

•	For the six months ended June 30, 2004, cash used in investing activities primarily consisted of investments in laboratory and data processing equipment for the Company’s technology platforms.

The Company expects cash used in investing activities will increase in 2004 compared to 2003 as the Company continues to make investments in the purchase of equipment to support our operations.

Cash used in financing activities:

•	For the six months ended June 30, 2004, cash used in financing activities primarily consisted of monthly repayments of the Company’s term debt with Silicon Valley Bank, monthly repayments of the Company’s notes payable for equipment financing and the repayment under our revolving line of credit with Silicon Valley Bank.

•	For the six months ended June 30, 2003, cash used in financing activities primarily consisted of monthly repayments of the Company’s notes payable for equipment financing.

For the remainder of 2004, our obligation for financing activities amounts to approximately $1.0 million.

Based on the above discussion, management believes that the Company has sufficient cash to fund its operations into 2005. The Company may attempt to raise additional funds to support our expanding research and development programs, general working capital needs, and debt obligations through the public or private offering of our equity securities, additional debt financing or both. No assurance can be given that such additional financings will be available or, if available, can be obtained on terms acceptable to the Company.

** Reconciliation to GAAP

Under GAAP, cash flows from investing activities above would improve by net maturities of investment securities; also under GAAP, cash and cash equivalents at the beginning and end of the period would be less, as they would exclude short and long-term investments. The following table presents these differences:

	Six Months Ended June 30,
(in millions)	2004	2003
Changes to cash flow from investing activities
Net maturities of investments	$3.0	$6.1

Beginning of the period exclusions
Short-term investments	$9.1	$5.0
Long-term investments	—	10.3
End of the period exclusions
Short-term investments	$6.0	$3.1
Long-term investments	—	6.2

Results of Operations

Three Months Ended June 30, 2004 and June 30, 2003.

Revenues

The table below presents our revenue sources for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Notes
(in millions)	2004	2003
Bayer	$0.8	$1.2	$(0.4)	(37)%	1
Monsanto	2.6	3.0	(0.4)	(13)%	2
Pioneer	0.6	—	0.6	100%	3
NIEHS	1.4	0.7	0.7	100%	4
Paradigm Array Labs	0.6	—	0.6	100%	5
Grant revenues	0.3	0.3	—	0%	6
Other	—	0.4	(0.4)	(100)%	7

Total Revenue	$6.3	$5.6	$0.7	12.5%

Notes:

1.	The Company recognizes revenues relating to its partnership with Bayer in two components, gene discovery and assay development. For the gene discovery component, from which the majority of the revenue is generated, the Company recognizes revenue by comparing the number of genes analyzed during the period to the total number of genes to be analyzed over the term of the contract. During the three months ended June 30, 2004, the Company successfully completed the gene analysis portion of the contract. Therefore, the revenue associated with the gene discovery component was lower. For the assay component, the Company recognizes revenue when Bayer accepts assays. There was no significant difference in revenues related to assays in the second quarter of 2004 compared to the same period in 2003. Overall, as the contract nears completion, the Company expects to recognize less revenue in 2004 when compared to 2003 for this commercial partnership.
2.	The Company recognizes revenues relating to its partnership with Monsanto by comparing the number of genes analyzed during the period to the total number of genes to be analyzed over the term of the contract. The Company expects that revenues related to this commercial partnership will decline in 2004 when compared to 2003 as the project enters later phases in which there is a lower number of genes to be analyzed.
3.	The Company recognizes revenues relating to its partnership with Pioneer by comparing the number of plant lines analyzed during the period to the total number of plant lines to be analyzed over the term of the contract. This commercial partnership was signed in December 2003.
4.	The Company recognizes revenues relating to its partnership with NIEHS as samples are processed. In the second quarter of 2004, revenues increased as a result of the continued increase in the number of samples processed under this contract. The Company expects this increase to continue in 2004 and, as a result, the Company expects revenues will increase in 2004 when compared to 2003.
5.	The Company recognizes revenues relating to its service business, Paradigm Array Labs™, as the Company completes work for its various customers. The Company expects that revenues related to this service will increase in 2004 when compared to 2003 as the Company is expecting an increase in the volume of business.

6.	The Company recognizes revenues under its grants as the related expenses are incurred. Grant revenues for the three months ended June 30, 2004 were generated from the ATP grant. Grant revenues for the three months ended June 30, 2003 were generated from our ATP grant and one grant with NSF, which ended in June 2003. The Company is expecting that grant revenues will remain flat in 2004 when compared to 2003, due to revenues from our ATP grant increasing in 2004 offset, in part, by decreases in grant revenue from NSF, which ended in June 2003.
7.	Other revenues related to a collaboration which ended prior to June 30, 2003.

Research and Development and Selling, General and Administrative Expenses

The table below presents our operating expenses for the second quarter of 2004 compared to the same period in 2003.

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Notes
	2004	2003
R&D Expenses
Payroll, lab supplies and other expenses	$5.8	$5.6	$0.2	4%	1
Depreciation and amortization	0.9	0.8	0.1	12.5%	2
Stock-based compensation	—	0.1	(0.1)	(100)%	3

Total R&D Expenses	6.7	6.5	0.2	3%

SG&A Expenses
Payroll and other expenses	3.0	2.0	1.0	50%	4
Depreciation and amortization	0.1	0.1	—	0%	2
Stock-based compensation	—	0.1	(0.1)	(100)%	3

Total SG&A Expenses	3.1	2.4	(0.7)	(29)%

Total Operating Expenses	$9.8	$9.0	$0.8	9%

Notes:

1.	The Company’s costs increased during the second quarter of 2004 when compared to the same period in 2003. The increase was primarily related to increased headcount, laboratory supply and other costs, which increased approximately $0.9 million as the Company ramped up its NIEHS contract work and PAL services as well as the TissueInformatics operations. These higher costs were partially offset by decreases in licenses. The Company is expecting its payroll, lab supply and other expenses to increase in 2004 when compared to 2003 due to the addition of the TissueInformatics operations and as the Company continues to expand its services under its contract with NIEHS, expand its PAL and other healthcare businesses and deliver on its new contract with Pioneer Hi-Bred.
2.	Total depreciation and amortization expense increased during the second quarter of 2004 when compared to the same period in 2003 due to amortization of the intangible assets and depreciation of the equipment acquired with the TissueInformatics acquisition. The Company is expecting depreciation and amortization expenses to increase in 2004 compared to 2003 as they increase their capital expenditures and amortize intangible assets associated with the TissueInformatics acquisition.
3.	At March 31, 2004, the Company completed the amortization of the remaining balance of deferred compensation expense. Therefore, deferred compensation expense will be lower in 2004 when compared to 2003.
4.	Costs increased during the second quarter of 2004 when compared to the same period in 2003. This increase was primarily related to payroll and related costs which increased approximately $0.7 million, primarily due to higher headcount associated with the expansion of the sales and marketing function including the TissueInformatics operations . Other expenses, which consist primarily of professional expenses, such as legal and accounting fees, facilities costs, business development costs, taxes and insurance costs also increased slightly. The Company is expecting payroll and other expenses to increase in 2004 when compared to 2003 as the Company expands operations, delivers on new revenue generating contracts and increases business development activities.

Interest Income (Expense), Net

Interest income (expense), net represents interest earned on our cash, cash equivalents and short-term and long-term investments, offset by interest expense on long-term debt and capital leases. Interest income (expense) net, decreased to an expense of approximately $64,000 for the quarter ended June 30, 2004 compared to an expense of approximately $104,000 for the quarter ended June 30, 2003. This decrease was primarily attributable to a decrease in interest expense. Interest expense declined as a result of the Silicon Valley Bank financing that the Company closed in July of 2003. The financing replaced some of the Company’s existing debt, which carried higher interest rates. The Company expects that net interest expense will increase as it uses cash balances to fund its operations and service its debt.

Divestiture

The Company is reporting a small gain from discontinued operations in 2004. In 2002, the Company discontinued the operations of a plant genotyping business, ParaGen, and in February 2003, sold ParaGen to DNA Landmarks. The Company is expecting a minimal income contribution from discontinued operations as the Company recognizes royalties from the sale during 2004.

Net Loss

Net loss increased 1% to approximately $3,618,000 for the quarter ended June 30, 2004, compared to approximately $3,587,000 for the quarter ended June 30, 2003. The slight increase in the net loss was primarily due to increased revenues between the two periods offset by higher research and development and selling, general and administrative costs.

Six Months Ended June 30, 2004 and 2003.

Revenues

The table below presents our revenue sources for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Notes
(in millions)	2004	2003
Bayer	$1.2	$1.7	$(0.5)	(29)%	1
Monsanto	5.4	5.9	(0.5)	(8)%	2
Pioneer	0.7	—	0.7	100%	3
NIEHS	2.2	1.1	1.1	100%	4
Paradigm Array Labs	0.7	—	0.7	100%	5
Grant revenues	0.9	0.5	0.4	80%	6
Other	—	0.4	(0.4)	100%	7

Total Revenue	$11.1	$9.6	$1.5	15%

Notes:

1.	The Company recognizes revenues relating to its partnership with Bayer in two components, gene discovery and assay development. For the gene discovery component, from which the majority of the revenue is generated, the Company recognizes revenue by comparing the number of genes analyzed during the period to the total number of genes to be analyzed over the term of the contract. As this contract has entered its later phases, there is a corresponding decrease in the number of genes to be analyzed. Therefore, the revenue associated with the gene discovery component has declined. For the assay component, the Company recognizes revenue when Bayer accepts assays. There was no significant difference in revenues related to assays in the first quarter of 2004 compared to the same period in 2003. Overall, the Company expects to recognize less revenue in 2004 when compared to 2003 for this commercial partnership.

2.	The Company recognizes revenues relating to its partnership with Monsanto by comparing the number of genes analyzed during the period to the total number of genes to be analyzed over the term of the contract. The Company expects that revenues related to this commercial partnership will decline in 2004 when compared to 2003 as the number of genes to be analyzed decreases over the later stages of the project.
3.	The Company recognizes revenues relating to its partnership with Pioneer by comparing the number of plant lines analyzed during the period to the total number of plant lines to be analyzed over the term of the contract. This commercial partnership was signed in December 2003.
4.	The Company recognizes revenues relating to its partnership with NIEHS as samples are processed. In the first quarter of 2004, revenues increased as a result of the continued increase in the number of samples processed under this contract. The Company expects this increase to continue in 2004 and, as a result, the Company expects revenues will increase in 2004 when compared to 2003.
5.	The Company recognizes revenues relating to our service business, Paradigm Array Labs™, as the Company completes work for its various customers. The Company expects that revenues related to this service will increase in 2004 when compared to 2003 as he Company is expecting an increase in the volume of business.
6.	The Company recognizes revenues under our grants as the related expenses are incurred. Grant revenues for the six months ended June 30, 2004 were generated from our ATP grant. Grant revenues for the six months ended June 30, 2003 were generated from our ATP grant and one grant with NSF, which ended in June 2003. The Company is expecting that grant revenues will remain flat in 2004 when compared to 2003, due to revenues from its ATP grant increasing in 2004, offset in part, by decreases in grant revenue from NSF, which ended in June 2003.
7.	Other revenues related to a collaboration which ended prior to June 30, 2003.

Research and Development and Selling, General and Administrative Expenses

The table below presents our operating expenses for the six months ended June 30, 2004 compared to the same period in 2003.

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Notes
(in millions)	2004	2004
R&D Expenses
Payroll, lab supplies and other expenses	$11.3	$10.8	$0.5	5%	1
Depreciation and amortization	1.6	1.5	0.1	6%	2
Stock-based compensation	0.0	0.1	(0.1)	(100)%	3

Total R&D Expenses	12.9	12.4	0.5	4%

SG&A Expenses
Payroll and other expenses	5.3	4.5	0.8	17%	4
Depreciation and amortization	0.2	0.1	0.1	50%	2
Stock-based compensation	0.0	0.1	(0.1)	(100)%	3

Total SG&A Expenses	5.5	4.7	(0.8)	17%

Total Operating Expenses	$18.4	$17.1	$1.3	8%

Notes:

1.	The Company’s costs increased during the six months ended June 30, 2004 when compared to the same period in 2003. The increase was primarily related to payroll costs, which increased approximately $0.4 million due to increased headcount. Laboratory supply costs also increased approximately $0.9 million as the Company ramped up the work on its contract with NIEHS and PAL services as well as due to the TissueInformatics operations. Other expenses, which consist primarily of corporate support costs and licenses fees decreased, helping to partially offset these increases when compared to the same period in 2003. The Company is expecting its payroll, lab supply and other expenses to increase in 2004 when compared to 2003 as the Company continues to expand its services under its contract with NIEHS, PAL and the TissueInformatics operations, as well as expand its healthcare business.
2.	Total depreciation and amortization expense increased during the six months ended June 30, 2004 when compared to the same period in 2003 primarily due to equipment and intangible assets acquired with the TissueInformatics acquisition. The Company is expecting depreciation and amortization expense to increase in 2004 compared to 2003 as the Company increases capital expenditures and amortizes intangible assets associated with the TissueInformatics acquisition.
3.	At March 31, 2004 the Company had completed the amortization of the remaining balance of deferred compensation expense. Therefore, deferred compensation expense will be lower in 2004 when compared to 2003.
4.	The Company’s costs increased during the six months ended June 30, 2004 when compared to the same period in 2003. Payroll costs increased approximately $0.8 million, primarily due to higher headcount associated with the expansion of the sales and marketing function including the TissueInformatics operations . Other expenses, which consist primarily of professional expenses, such as legal and accounting fees, facilities costs, business development costs, taxes and insurance costs, remained flat. The Company is expecting our payroll and other expenses to increase in 2004 when compared to 2003 as the Company expands its operations, deliver on new revenue generating contracts and increase our business development activities.

Interest Income (Expense), Net

Interest income (expense), net represents interest earned on cash, cash equivalents and short-term and long-term investments, offset by interest expense on long-term debt and capital leases. Interest income (expense) net, decreased to an expense of approximately $127,000 for the six months ended June 30, 2004 compared to an expense of $228,000 for the six months ended June 30, 2003. This decrease was primarily attributable to a decrease in interest expense. Interest expense declined as a result of the Silicon Valley Bank financing that the Company closed in July of 2003. The financing replaced some of the Company’s existing debt, which carried higher interest rates. The Company expects that net interest expense will increase as the Company uses cash balances to fund operations and service debt.

Divestiture

The Company is reporting a small gain from discontinued operations in 2004. In November 2002, the Company decided to discontinue the operations of its plant genotyping business, ParaGen, and in February 2003, sold ParaGen to DNA Landmarks. The Company is expecting a minimal income contribution from discontinued operations as it recognizes royalties from the sale during 2004.

Net Loss

Net loss decreased 5% to approximately $7,289,000 for the six months ended June 30, 2004, compared to approximately $7,703,000 for the six months ended June 30, 2003. The decrease in the net loss was primarily due to increased revenues between the two periods partially offset by higher selling, general and administrative costs and research and development costs.

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

The most significant estimates that management makes with respect to our financial statements is the progress to completion under our long-term commercial contracts. The Company currently recognizes revenue based on a comparison of the number of genes analyzed to the total number of genes to be analyzed, on a contract-by-contract basis. The Company tracks the number of genes analyzed through its computer systems. If these computer systems were to incorrectly count the number of genes analyzed the Company’s revenues may be impacted. Alternatively, if the Company were to incorrectly estimate the number of genes to be analyzed in order to complete its commercial contracts, the Company’s future revenues may be impacted.

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

FORWARD-LOOKING STATEMENTS

Our forecast of the period of time through which our financial resources will be adequate to support our operations and other statements contained in this report are forward-looking and involve risks and uncertainties. Actual results could vary as a result of a number of factors. We believe that our existing cash and investment securities and anticipated cash flow from existing revenue sources will be sufficient to support our current operating plan into 2005. We have based this estimate on assumptions that may prove to be wrong. It is possible that we may seek additional funding within this time frame. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available or, even if available, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results. Our future capital requirements will depend on many factors, including:

•	the number, breadth and progress of our research programs

•	the achievement of the milestones under certain of our existing commercial partnerships

•	our ability to establish additional and maintain current and additional commercial partnerships

•	our commercial partners’ success in commercializing products developed under our commercial partnership agreements

•	our success in commercializing products to which we have retained the rights under our commercial partnerships

•	the costs incurred in enforcing and defending our patent claims and other intellectual property rights

•	the costs and timing of obtaining regulatory approvals for any of our products, and

•	the approval from the National Institute of Standards and Technologies for proposed replacement of LION biosciences Inc. as our joint venture partner in the Advanced Technology Program grant.

•	the ability of Paradigm Genetics and TissueInformatics as a combined company to achieve revenue levels and other business objectives;

•	the achievement of revenue and other targets under the Company’s contract with L’Oréal;

•	the Company’s expectations with regard to revenue and operating cash forecasts;

•	the Company’s ability to maintain compliance with financial covenants; and

•	the Company’s negotiations with regard to the GECC letter of credit.

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 12, 2004, and the following matters were voted upon:

(a) The election of Mark B. Skaletsky, Susan K. Harlander, Ph.D. and Douglas R. Morton, Jr., Ph.D. as Class I Directors for a term of three years to serve until the 2007 annual meeting of stockholders, and until their respective successors are elected and qualified. The votes cast were as follows:

	FOR	WITHHELD
Mark B. Skaletsky	22,809,037	4,959,644
Susan K. Harlander, Ph.D.	22,680,204	5,088,477
Douglas R. Morton, Jr., Ph.D.	22,600,389	1,168,292

Michael Summers, Leroy E. Hood, M.D., Ph.D., and Henri Zinsli, Ph.D. continue to serve as Directors for terms which expire in 2005.

G. Steven Burrill, Heinrich Gugger, Ph.D., and Robert Goodman, Ph.D. continue to serve as Directors for terms which expire in 2006.

(b) Amend the Certificate of Incorporation to increase the authorized number of shares of Common Stock from 50,000,000 to 100,000,000 shares. The votes cast were as follows:

FOR	AGAINST	ABSTAIN	BROKER NONVOTES
24,512,094	3,227,541	29,046	0

(c) Increase by 500,000 the aggregate number of shares of Common Stock for which stock and stock options may be granted under the Company’s 2003 Stock Plan. The votes cast were as follows:

FOR	AGAINST	ABSTAIN	BROKER NONVOTES
12,729,721	4,084,402	1,389,519	0

(d) Ratification of the appointment of PricewaterhouseCoopers LLP as independent public accountants for the fiscal year ending December 31, 2004. The votes cast were as follows:

FOR	AGAINST	ABSTAIN	BROKER NONVOTES
26,988,845	755,146	24,681	0

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

In the agriculture sector we have entered into only three commercial partnerships, with Bayer CropScience, Monsanto and Pioneer Hi-Bred International, Inc., a subsidiary of DuPont, to assist in development of certain new products that they are targeting, including herbicides and plants with improved nutritional and growth characteristics. In the human health sector we have only one commercial contract, which is with L’Oréal for the development of software for automated pathology slide screening of tissue-engineered skin. We acquired this contract through our acquisition of TissueInformatics.Inc. We have entered into a government contract and have received a government grant, which are helping us to develop our human health technologies. If we are unable to successfully achieve milestones or our commercial partners fail to develop commercially successful products, we will not earn certain revenues contemplated under such partnerships. In addition, we may not be able to enter into additional commercial partnerships. We do not control the resources that our commercial partners devote to our projects and our commercial partners may not perform their obligations. Our commercial partnerships are subject to termination rights by the commercial partners. If any of our commercial partners were to terminate its relationship with us, or fail to meet its contractual obligations, it could have a material adverse effect on our revenues and our ability to undertake research, to fund related and other programs and to develop, manufacture and market any products that may have resulted from the commercial partnership. Also, we may pursue opportunities in fields that conflict with our commercial partners or in which our commercial partners could become active competitors.

We have a history of net losses. We will continue to incur net losses that may depress our stock price.

We have incurred net losses in each year since our inception and expect these losses to continue. We experienced a net loss of approximately $12.2 million for the twelve months ended December 31, 2003 and approximately $7.3 million for the six months ended June 30, 2004. As of June 30, 2004, we had an accumulated deficit of approximately $91.9 million. To date, we have derived substantially all of our revenues from three commercial partnerships, a government contract and government grants. We expect to derive revenue in the near future principally from government contracts and commercial contracts and partnerships. However, we expect our revenues from our commercial partnership with Bayer CropScience and Monsanto will decrease in 2004 offset by expected revenue increases from the NIEHS contract and our new commercial partnership with Pioneer Hi-Bred. We expect to spend a significant amount of capital to fund research and development and enhance our core technologies. As a result, we expect that our operating expenses will continue to increase in the near term and, consequently, we will need to generate significant additional revenues from existing commercial contracts and partnerships, grants and new revenue sources to become profitable. We cannot accurately predict when, if ever, we will become profitable.

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

We do not currently meet all NASDAQ National Market System listing requirements, and if we continue to fail to meet such requirements, we would likely be delisted from the Nasdaq System.

Our common stock is quoted on the Nasdaq National Market. In order to continue to be included in the Nasdaq National Market, we must meet Nasdaq’s maintenance criteria, including a minimum bid price of $1.00 per share. Throughout June and July 2004, the daily minimum bid price for our common stock was quoted at below $1.00 per share.

Currently, we have until December 20, 2004 to meet Nasdaq’s minimum bid criteria for ten consecutive days. Failure to meet the maintenance criteria of the Nasdaq National Market may result in the delisting of our common stock from the Nasdaq National Market. In the event of delisting, the trading market for our common stock could be diminished. If our common stock were delisted, in order to have our common stock relisted on the Nasdaq National Market, we would be required to meet the criteria for initial listing, which are more stringent than the maintenance criteria. Accordingly, we cannot assure you that if we were delisted we would be able to have our common stock relisted on the Nasdaq National Market and most likely our common stock would be quoted on the OTC Bulletin Board for some period of time. In addition, if our common stock were delisted from the Nasdaq National Market, it might become more difficult for us to raise additional capital to accomplish our business objectives through the sale of our common stock or securities convertible into our common stock.

Our debt covenants could impact our cash position.

In April 2004, we modified the financial covenant in our debt agreement with Silicon Valley Bank (“SVB”). We are now obligated to maintain a minimum ratio of cash and investments to SVB debt of 1.75. This ratio is defined in our amended agreement with SVB as the ratio of unrestricted cash and investments to the amount of outstanding debt to SVB (including all amounts outstanding or letters of credit issued under the line of credit.) If we were to default on this financial covenant, we may be required to pay off the loan with SVB. As of June 30, 2004, our cash to SVB debt ratio was 2.69 and the aggregate amount outstanding under the SVB line of credit and term loan was approximately $4.0 million.

As of June 30, 2004, the Company owes General Electric Capital Corporation (“GECC”) approximately $0.8 million payable in monthly installments with interest through June 2005. Under the equipment financing agreement with GECC, the Company had entered into a negative covenant pledge agreement which requires the Company to issue a letter of credit in favor of GECC if at the end of any quarter its unrestricted cash balance falls below the greater of $15.0 million or nine months’ cash needs. The Company’s cash balance was less than $15.0 million as of June 30, 2004.

The Company is negotiating the terms of a letter of credit which is expected to be issued to GECC for up to $0.4 million. The Company expects that the letter of credit will be issued using either available capacity under its line of credit with Silicon Valley Bank or by restricting additional cash of the company to secure the letter of credit.

We expect to raise funds through public or private financings of our equity securities, which would, subject to the amount raised, allow us to avoid a default on our debt. No assurance can be given that such additional financings will be available or, if available, can be obtained on terms acceptable to us.

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

We face intense competition in our biomarker and drug target discovery business from other biotechnology companies and large pharmaceutical companies. A number of these companies are engaged in efforts to reduce the cost, risk and time of drug discovery and development cycles and small molecule discovery. Many of these competitors have been active in the human health field for a longer period and have greater financial resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than we do. If these competitors partner or commercialize their technologies or products before we do, they could render our technologies and products obsolete or noncompetitive. We expect that competition will increase as technical advances are made in genomics, metabolomics and data integration/coherence are made and become more widely known. In biomarker and drug target discovery, other companies that offer similar technologies include SurroMed, Inc. of Menlo Park, California and Beyond Genomics, Inc. of Waltham, Massachusetts, among others. In investigative toxicology, our competitors include CuraGen, Inc. of New Haven Connecticut and Gene Logic, Inc. of Gaithersburg, Maryland, among others.

We now compete with companies that offer software solutions for automated tissue pathology following the acquisition of our automated tissue pathology software in the TissueInformatics.Inc transaction in March 2004. We may fail to license our software product to pharmaceutical, biotechnology and tissue engineering companies if our competitors develop superior product offerings or are more successful in licensing their products to these companies due to greater financial resources, industry experience or sales and marketing capabilities, among other factors. Other companies that offer similar technologies in this area include LifeSpan Biosciences, Inc. of Seattle, Washington, among others.

Our Paradigm Array Labs™ microarray service business faces competition from other companies that offer similar technologies including gene expression profiling services and analysis, such as Gene Logic, Inc. of Gaithersburg, Maryland and Expression Analysis, Inc. of Durham, North Carolina. These competitors may have greater name recognition, larger more established customer bases and greater technical, marketing and other resources than we do to provide more competitive service offerings. As a result, they may be able to respond more quickly to new technologies and changes in customer requirements, devote greater resources to the development, promotion, sale and support of their services, and reduce prices if necessary to increase market share.

We also face intense competition in our agricultural line of business from plant genomics, and agri-chemical companies. In the areas of crop trait and crop protection discovery, other companies that offer similar technologies include Exelixis, Inc., Ceres, Inc., Mendel Biotechnology, Inc., Large Scale Biology Corporation and Diversa Corporation, among others.

If we are not able to adequately acquire and protect patents and licenses, we may not be able to operate our business and remain competitive.

Our business and competitive position will depend in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies and products in the United States and other countries. As of August 1, 2004, we had 85 U.S. patent applications pending and 43 international patent applications pending, which are subject to rights that we have granted to various collaborators and development partners. We own 24 issued U.S. patents and no issued patents in any other country. If each of the 24 issued U.S. patents is maintained for the longest term available under law, the earliest a patent will expire is 2019.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of August 3, 2004, there were 36,322,525 shares of common stock outstanding. All of the (i) 11,847,727 shares sold in our initial public offering and our October 2001 direct offering, (ii) 422,459 shares issued to Celera and subsequently registered on Form S-3, (iii) outstanding shares issued pursuant to stock option exercises or purchases under our Employee Stock Purchase Plan that were registered on one of our registration statements on Form S-8, and (iv) shares that have been sold pursuant to Rule 144 or Rule 701 are freely transferable without restriction or further registration under the Securities Act, except for shares purchased by our “affiliates,” as defined in Rule 144 of the Securities Act. The remaining shares of common stock outstanding are “restricted securities” as defined in Rule 144. Holders of these shares may sell them in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

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

In March 2004, we issued a total of approximately 3,400,000 shares of our common stock in connection with our acquisition of TissueInformatics.Inc. We may become obligated to issue up to an additional 2,900,000 shares of our common stock on an “earn-out” basis upon the successful achievement of performance milestones on or before December 31, 2004. In connection with the acquisition, we also assumed outstanding options and warrants to purchase up to 214,000 additional shares of our common stock. If we are required to issue additional shares of common stock as a result of the “earn out” or upon the exercise or conversion of assumed options and warrants, our stockholders’ percentage ownership will be diluted.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 3.1	Restated Certificate of Incorporation (Filed as Exhibit 3.2 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 3.2	Certificate of Amendment to the Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 15, 2004.

Exhibit 3.3	Amended and Restated Bylaws (Filed as Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the SEC on March 30, 2001 and incorporated herein by reference).

Exhibit 4.1	Form of Common Stock Certificate (Filed as Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.1	Paradigm Genetics, Inc. 2003 Employee, Director and Consultant Stock Plan, as restated (Filed as Appendix B to the Definitive Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Stockholders, filed with the SEC on March 31, 2004 and incorporated herein by reference).

Exhibit 31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act 2002.

Exhibit 31.2	Certification of Vice President, Finance, Chief Financial Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act 2002.

Exhibit 32	Certification pursuant to Section 906 of Sarbanes-Oxley Act 2002.

#	Confidential treatment requested from the Securities and Exchange Commission. The portions of the document for which confidential treatment has been granted are marked “Confidential” and such confidential portions have been filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K

•	On April 29, 2004, the Company filed a report on Form 8-K in conjunction with a press release announcing the first quarter 2004 financial results.

•	On May 25, 2004, the Company filed a report on Form 8-K Amendment solely to include the information required by Items 7(a) and 7(b) that were omitted from the Registrant’s initial filing on Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2004 in connection with the merger of TissueInformatics.Inc with and into the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARADIGM GENETICS, INC.

DATE: August 16, 2004	SIGNATURE:	/s/ Philip R. Alfano
Philip R. Alfano
Vice President, Finance
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit 3.1	Restated Certificate of Incorporation (Filed as Exhibit 3.2 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 3.2	Certificate of Amendment to the Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 15, 2004.

Exhibit 3.3	Amended and Restated Bylaws (Filed as Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the SEC on March 30, 2001 and incorporated herein by reference).

Exhibit 4.1	Form of Common Stock Certificate (Filed as Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-30758, and incorporated herein by reference).

Exhibit 10.1	Paradigm Genetics, Inc. 2003 Employee, Director and Consultant Stock Plan, as restated (Filed as Appendix B to the Definitive Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Stockholders, filed with the SEC on March 31, 2004 and incorporated herein by reference).

Exhibit 31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act 2002.

Exhibit 31.2	Certification of Vice President, Finance, Chief Financial Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act 2002.

Exhibit 32	Certification pursuant to Section 906 of Sarbanes-Oxley Act 2002.

#	Confidential treatment requested from the Securities and Exchange Commission. The portions of the document for which confidential treatment has been granted are marked “Confidential” and such confidential portions have been filed separately with the Securities and Exchange Commission.