Form 10-Q
period 2004-09-30
Icoria, Inc.
filed 2004-11-15
CIK 1057217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2004.

OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number:

0-30365

Icoria, Inc.

(Exact name of registrant as specified in its charter)

Delaware	56-2047837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

108 T.W. Alexander Drive, Research Triangle Park, North Carolina 27709

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (919) 425-3000

Former name, former address, and former year, if changed since last report: Paradigm Genetics, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of Common Stock, as of the latest practicable date.

Title of each class	Shares outstanding on November 3, 2004
Common stock $.01 par value	36,323,274

ICORIA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ICORIA, INC.

CONDENSED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,084,897	$7,157,308
Short-term investments	3,001,890	9,127,200
Accounts receivable	2,943,627	2,975,800
Interest receivable	49,844	116,493
Prepaid expenses	714,265	784,350
Inventory	321,345	128,621

Total current assets	11,115,868	20,289,772
Restricted cash	1,404,543	1,404,543
Property and equipment, net	15,637,719	17,337,042
Other assets, net	3,663,975	422,357

Total assets	$31,822,105	$39,453,714

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,580,695	$1,131,946
Accrued liabilities	3,118,302	2,141,000
Deferred revenue	6,645,165	8,200,970
Long-term debt—current portion	1,669,828	2,152,663
Capital lease obligation—current portion	62,025	109,991
Revolving line of credit	—	2,331,514
Other current liabilities	25,609	25,724

Total current liabilities	14,101,624	16,093,808
Long-term debt, less current portion	2,502,289	3,807,173
Capital lease obligation, less current portion	78,090	39,055
Contingent purchase consideration	1,108,453	—

Total liabilities	17,790,456	19,940,036

Commitments
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 and 50,000,000 shares authorized; 36,323,274 and 32,605,493 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	363,233	326,055
Additional paid-in capital	108,556,986	103,647,048
Deferred compensation	—	(1,806)
Accumulated deficit	(94,902,219)	(84,559,208)
Accumulated other comprehensive income	13,649	101,589

Total stockholders’ equity	14,031,649	19,513,678

Total liabilities and stockholders’ equity	$31,822,105	$39,453,714

The accompanying notes are an integral part of these condensed financial statements.

ICORIA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Commercial and government contracts	$6,797,792	$5,135,108	$17,072,935	$14,255,947
Grant revenues	322,122	866,536	1,189,484	1,409,659

Total revenues	7,119,914	6,001,644	18,262,419	15,665,606

Operating expenses:

Research and development	7,523,946	6,171,838	20,555,039	18,516,350
Selling, general and administrative	2,609,625	1,882,042	7,909,653	6,579,992

Total operating expenses	10,133,571	8,053,880	28,464,692	25,096,342

Loss from operations	(3,013,657)	(2,052,236)	(10,202,273)	(9,430,736)

Other income (expense):
Interest income	50,298	82,399	163,605	285,960
Interest expense	(96,589)	(309,846)	(336,505)	(741,721)

Other income (expense), net	(46,291)	(227,447)	(172,900)	(455,761)

Loss from continuing operations	(3,059,948)	(2,279,683)	(10,375,173)	(9,886,497)
Discontinued operations:
Gain (loss) from discontinued operations	6,208	36,807	32,159	(59,838)

Net loss	$(3,053,740)	$(2,242,876)	$(10,343,014)	$(9,946,335)

Per common share—basic and diluted:
Loss from continuing operations	$(0.08)	$(0.07)	$(0.29)	$(0.31)
Gain (loss) from discontinued operations	—	—	—	—

Net loss	$(0.08)	$(0.07)	$(0.29)	$(0.31)

Weighted average common shares outstanding – basic and diluted	36,299,871	32,564,260	35,325,423	32,225,900

The accompanying notes are an integral part of these condensed financial statements.

ICORIA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(10,343,014)	$(9,946,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,108,026	3,926,989
Stock-based compensation	1,806	812,351
(Gain) loss on sale of property and equipment	(34,671)	167,636
Changes in operating assets and liabilities excluding impact of acquisition:
Accounts receivable	32,707	1,399,309
Interest receivable	66,649	152,318
Prepaid expenses and other assets	(1,696)	500,173
Inventory	(192,724)	(309,256)
Accounts payable	1,395,445	(357,505)
Accrued and other current liabilities	616,991	1,085,611
Deferred revenue	(1,562,622)	(2,935,949)

Net cash used in operating activities	(5,913,103)	(5,504,658)

Cash flows from investing activities:
Purchase of property and equipment	(982,187)	(521,516)
Proceeds from sale of property and equipment	220,000	337,738
Acquisition costs	(465,834)	—
Cash from acquisition	2,521,982	—
Purchase of investments	—	(3,013,444)
Maturities of investments	6,037,371	9,109,009

Net cash provided by investing activities	7,331,332	5,911,787

Cash flows from financing activities:
Repayments of capital lease obligations	(1,256,046)	(218,607)
(Repayments) borrowings under the revolving line of credit	(2,331,514)	1,500,000
Repayments of debt	(980,638)	(5,750,972)
Borrowings under notes payable	—	5,000,000
Proceeds from exercise of stock options	77,556	—
Proceeds from issuance of common stock, net	—	13,819

Net cash (used in) provided by financing activities	(4,490,642)	544,240

Net (decrease) increase in cash and cash equivalents	(3,072,413)	951,369
Cash and cash equivalents, beginning of period	7,157,308	5,883,907

Cash and cash equivalents, end of period	$4,084,895	$6,835,276

The accompanying notes are an integral part of these condensed financial statements.

Icoria, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Icoria, Inc. was founded on September 9, 1997, as Paradigm Genetics, Inc., and is an integrated systems biology company applying its proprietary platform to the discovery and development of safer, more effective drugs and agrichemicals. The Company is growing the business by partnering with life sciences companies in both healthcare and agriculture, while building its own portfolio of products. Additionally, the Company is leveraging its existing infrastructure to provide services that generate near-term revenue. On August 17, 2004, the Company changed its corporate identity to Icoria, Inc.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of approximately $94,902,000 as of September 30, 2004, incurred a net loss of approximately $10,343,000 for the nine months then ended and expects to incur additional losses for the remainder of 2004.

The Company has historically financed its operations through the sale of equity, debt and capital lease financing, payments received from services, commercial partnerships and government grants. As of September 30, 2004, the Company had total cash and investments of approximately $7,087,000, which is comprised of cash and cash equivalents of approximately $4,085,000 and short-term investments of approximately $3,002,000. As further described in Note 3, on October 19, 2004, the Company received $5,000,000 gross proceeds through the sale of a three-year convertible term note.

The Company expects to continue expanding its operations through internal growth and, possibly, through strategic acquisitions. The Company expects these activities will be funded from existing cash, cash flow from operations, issuances of stock and borrowings under credit facilities. Management believes that these sources of liquidity will be sufficient to fund its operations at least into the second half of 2005. From time to time, the Company evaluates potential acquisitions and other growth opportunities, which might require additional external financing, and the Company may seek funds from public or private issuances of equity or debt securities.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any future period. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

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

Icoria, Inc.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the future undiscounted cash flows attributable to such asset or the business to which such asset relates and the net book value exceeds fair value. The impairment amount is measured as the amount by which the carrying amount of a long-lived asset (or asset group) exceeds its fair value. No impairment loss was required to be recognized during the three and nine months ended September 30, 2004 and 2003.

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

Icoria, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Revenue Recognition

Revenues are derived from commercial partnerships and government contracts and grants. Payments from our commercial contracts are generally related to refundable or nonrefundable fees, milestone achievements, genomic expression data deliveries or assay deliveries. Payments for refundable and nonrefundable fees and milestone achievements are recognized as revenues on a progress to completion basis over the term of the respective commercial partnership, except with respect to refundable fees for which revenue recognition does not commence until the refund right expires. Payments related to genomic expression data or assay deliveries are recognized as revenues when the deliveries are accepted by the customer. Payments received under the Company’s commercial partnerships and government contracts and grants are generally non-refundable regardless of the outcome of the future research and development activities to be performed by the Company. Payments from government contracts and grants are recognized as revenues as related expenses are incurred over the term of each contract or grant.

Progress to completion under commercial partnerships is calculated based on applicable output measures such as a comparison of the number of genes analyzed to the total number of genes to be analyzed, assessed on a contract-by-contract basis. To the extent payments received exceed revenue recognized for each contract or grant, the excess portion of such payments are recorded as deferred revenues. To the extent revenues recognized exceed payments received for each contract or grant, the excess revenues are recorded as accounts receivable. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 (“SAB 104”) issued by the Securities and Exchange Commission.

Research and Development

Research and development costs include personnel costs, costs of supplies, facility costs, license fees, consulting fees, the recording of deferred compensation and depreciation of laboratory equipment. These costs were incurred by the Company to develop its proprietary GeneFunction Factory®, biochemical profiling, metabolomics, TissueAnalytics® and data coherence platforms, perform required services under commercial partnerships and government grants and perform research and development on internal projects. Research and development costs are expensed as incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company’s common stock at the grant date, the difference between the fair value of the Company’s common stock and the exercise price is recorded as deferred compensation. The Company reversed $1,226 and $6,853 of deferred compensation related to the cancellation of unvested options during the three and nine months ended September 30, 2003, respectively. Deferred compensation is amortized to compensation expense over the vesting period of the related stock option. The Company recognized $92,670 in non-cash compensation expense related to amortization of deferred compensation during the three months ended September 30, 2003. The Company recognized $1,806 and $314,926 in non-cash compensation expense related to amortization of deferred compensation during the nine months ended September 30, 2004 and 2003, respectively.

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

Icoria, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended by SFAS No. 148, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of grant. Stock options or warrants granted to consultants for services are accounted for in accordance with SFAS No. 123, which requires that these options and warrants be valued using the Black-Scholes model and the resulting charge is then recorded as the related services are performed. The Company did not issue stock options to consultants or accelerate the vesting of stock options during the three months ended September 30, 2004 and 2003.

Had compensation costs for the two plans been determined based on the fair value at the grant date for awards under the plans, consistent with the methods of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123), as amended, the Company’s net loss and net loss per share (basic and diluted) for the three months and nine months ended September 30, 2004 and 2003, would have been increased to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss available to common stockholders:
As reported	$(3,053,740)	$(2,242,876)	$(10,343,014)	$(9,946,335)
Add: Stock-based employee compensation expense included in reported net loss	—	92,670	1,806	812,351
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	171,764	337,641	667,514	1,269,313

SFAS 123 pro forma	$(3,225,504)	$(2,487,847)	$(11,008,722)	$(10,403,297)

Loss per common share—basic and diluted:
As reported	$(0.08)	$(0.07)	$(0.29)	$(0.31)

SFAS 123 pro forma	$(0.09)	$(0.08)	$(0.31)	$(0.32)

The per share weighted average fair value of stock options granted during the three and nine months ended September 30, 2004 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2004 and 2003: expected dividend yield of 0%; risk free interest rates of approximately 3% in 2004 and 4% in 2003; expected option lives of approximately seven years in 2004 and four years in 2003; and volatility factors of 103% in 2004 and 112% in 2003.

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

The Company has three commercial partnerships, a contract with the United States federal government, and a grant, which accounted for 43%, 10%, 8%, 27% and 7%, respectively, of the Company’s total revenue for the nine months ended September 30, 2004. As of September 30, 2004 and December 31, 2003, receivables from one of the commercial partnerships comprised 34% and 84%, respectively, of the total accounts receivable balance. As of September 30, 2004 and December 31, 2003 receivables from a contract with the United States federal government comprised 40% and 11%, respectively, of the total accounts receivable balance.

Icoria, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” established standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company’s total comprehensive loss for the three month periods ended September 30, 2004 and 2003 was $3,029,410 and $2,275,587, respectively. The Company’s comprehensive gain consisted of unrealized gains on investments of $24,330 for the three months ended September 30, 2004 and unrealized losses on investments of $32,711 for the three months ended September 30, 2003. The Company had no other items of other comprehensive gains or losses during the three months ended September 30, 2004 or 2003.

The Company’s total comprehensive losses for the nine month periods ended September 30, 2004 and 2003 were $10,255,075 and $9,797,340, respectively. The Company’s other comprehensive income consisted of unrealized gains on investments of $87,939 and $148,995 for the nine months ended September 30, 2004 and 2003, respectively. The Company had no other items of other comprehensive gains or losses during the nine months ended September 30, 2004 or 2003.

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

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive for the periods indicated:

	Nine Months Ended September 30,
	2004	2003
Options to purchase common stock	3,607,297	3,859,363
Warrants	303,779	303,779

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

Internal Use Software

Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” (“SOP No. 98-1”) provides guidance regarding when software developed or obtained for internal use should be capitalized. The predominant portion of the software applications used by the Company were purchased or licensed from third parties. The Company expenses the cost of accumulating and preparing data for use in its database applications as such costs are incurred.

Discontinued Operations

During 2002, the Company decided to close the operations of ParaGen, its plant genotyping business. At December 31, 2002, all of the goodwill and associated assets were written down to their fair value less cost to sell and reported in the loss from discontinued operations. As a result, the Company recognized an impairment loss of $1,484,786 in 2002. In February 2003,

Icoria, Inc.

Notes to Condensed Financial Statements

(Unaudited)

the ParaGen business assets were sold to DNA Landmarks for $300,000 and potential future royalties between 10% and 15%, over the next three years, of revenues from certain identified customers. The Company is reporting the operating results from ParaGen in discontinued operations.

Notes Payable

During September of 2004, the Company was permitted to prepay, without penalty, $0.3 million of the amount due to General Electric Capital Corporation (“GECC”), leaving approximately $0.3 million outstanding as of September 30, 2004. Subsequent to September 30, 2004, the Company repaid, without penalty, the remaining amounts due to GECC.

Note 2. Acquisition

On March 11, 2004, the Company purchased all of the outstanding common and preferred stock of TissueInformatics.Inc (“TissueInformatics”), in exchange for the issuance of approximately 3,403,000 shares of the Company’s common stock. These shares were estimated to have a total fair value of approximately $4,614,000, based on the average closing price of the common stock of $1.36 for the day of the closing and two-day period immediately preceding and following the date of the announcement of the acquisition. In addition, subject to the achievement of performance milestones by December 31, 2004, the Company could be obligated to issue another 2.4 million shares and options. As of October 31, 2004, approximately 524,000 of the shares and options potentially issuable had lapsed because the related performance milestones were not met.

The Company assumed approximately $214,000 in net liabilities and incurred costs of approximately $547,000 related to this acquisition. The Company also assumed TissueInformatics’s obligations under its employee stock option plan. At closing, approximately 214,000 shares were reserved to satisfy obligations underlying outstanding options. Under the terms of the agreement, approximately 171,000 additional shares were issuable pursuant to outstanding options upon the achievement of performance milestones by December 31, 2004. The TissueInformatics stock option plan was assumed by the Company in the acquisition. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the initial purchase price of approximately $6,713,000 was allocated to the assets acquired and liabilities assumed based on estimated fair values. This purchase price includes $1,108,000 for the contingent purchase consideration that may be payable if certain performance milestones are achieved. The fair value assigned to intangible assets acquired was based on a third party valuation report.

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

Upon the resolution of all contingencies related to the additional 2.4 million shares issuable based on performance milestones, the purchase price and related allocation will be reassessed. In the event that the fair value of the contingent shares issued differs from the $1,108,000 contingent purchase consideration recognized as of September 30, 2004, the intangible assets recorded for the acquisition will be adjusted.

The Company’s results of operations for the nine-month period ended September 30, 2004 include the results of TissueInformatics operations from the day after the closing date of the acquisition, March 12, 2004, to September 30, 2004. The Company’s results of operations for the three-month period ending September 30, 2004 include TissueInformatics’ operations for the full period.

The following unaudited pro forma financial information reflects the results of operations of the Company for the three months ended September 30, 2003 and the nine-month periods ended September 30, 2004 and 2003 as if the acquisition of TissueInformatics had occurred on July 1, 2003 and January 1, 2004 and 2003, respectively. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place on July 1, 2003 and January 1, 2004 or 2003, and may not be indicative of future operating results.

Icoria, Inc.

Notes to Condensed Financial Statements

(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2003	2004	2003
	(unaudited)
Total revenues	$6,068,000	$18,263,000	$15,878,000
Total operating expenses	9,575,000	29,763,000	29,418,000

Loss from operations	(3,507,000)	(11,500,000)	(13,540,000)

Net loss	$(3,686,000)	$(11,636,000)	$(14,005,000)

Net loss per common share	$(0.10)	$(0.32)	$(0.39)

Weighted average common shares	35,967,000	36,198,000	35,629,000

Note 3. Subsequent Event

On October 19, 2004, the Company entered into a series of agreements with Laurus Master Fund, Ltd. (“Laurus”) whereby the Company received $5,000,000 gross proceeds through the sale of a three-year convertible term note. In accordance with the terms of the note, the note is payable in cash or convertible into common stock of the Company at a fixed conversion price of $0.53 per share subject to certain conditions relating to increases in the price of the Company’s common stock above $0.59 per share and the actual trading volume of the Company’s common stock. Laurus may also elect to have interest paid in stock at a fixed conversion price of $0.53 per share. The note is collateralized by essentially all of the Company’s otherwise unencumbered fixed assets. In connection with the financing, the Company paid approximately $0.2 million of costs and expenses of Laurus and has issued warrants for the purchase of 1,650,943 shares of Common Stock at a weighted average price of $0.79. One half of the warrants expire two years after issuance and the other half of the warrants expire five years after issuance. In addition, the Company also paid a placement agent approximately $0.4 million and issued a five-year warrant to purchase an aggregate of 843,396 of shares of Common Stock exercisable at $0.53 per share. The placement agent also previously received consideration consisting of a warrant for 100,000 shares of common stock exercisable at $0.72 per share in connection with entering into the placement agency agreement dated July 14, 2004. These warrants also expire five years after issuance.

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

You should read the following discussion and analysis in conjunction with “Selected Financial Data” and the financial statements and related notes included elsewhere in this report. Unless the context otherwise requires, the terms “we,” “our,” “Company,” and “Icoria” are all used herein to refer to Icoria, Inc.

Overview

Icoria, Inc., formerly Paradigm Genetics, Inc., is an integrated systems biology company applying its proprietary platform to the discovery and development of safer, more effective drugs and agrichemicals. The Company is growing its business by partnering with pharmaceutical, biotech and agricultural companies and entities, while building its own portfolio of products. Additionally, the Company is leveraging its existing infrastructure to provide services that generate near-term revenue.

In March 2004, the Company acquired TissueInformatics.Inc, a privately held company, which develops and applies automated pathology software for the quantitative analysis of tissue changes in drug discovery, disease assessment, toxicology, and tissue engineering. Management believes this acquisition provides the Company with a competitive advantage as the first company to combine gene expression profiling, biochemical profiling and quantitative tissue analysis in a systems biology approach to life sciences discovery. It is through this combination and analysis of different biological data streams that the Company can identify novel biomarkers and targets that were previously inaccessible due to biological “noise.”

The Company’s business model targets near-term and mid-term revenues and cash flow from its current commercial partnerships, government contracts and grants, new commercial partnerships and our service businesses — Paradigm Array Labs™ and TissueInformatics® automated pathology software. In the long-term, the Company is targeting revenues and cash flow through the development of our proprietary product portfolio. The Company’s current proprietary product development efforts are focused on diagnostics for liver disease and injury, biomarkers and drugs for diabetes and obesity and novel agricultural compounds as well as the development and application of automated pathology software.

Commercial Partnership Revenue

Currently, the Company has several revenue generating partnerships and contracts. The table below presents these revenue sources:

(in millions)	Potential Contract Value*	Revenue Recognized									Remaining Potential Revenue to be Recognized**
		Prior to 2003	2003				2004			Total to Date
			Q1	Q2	Q3	Q4	Q1	Q2	Q3
Bayer***	$36.0	$29.4	$0.5	$1.2	$1.1	$0.2	$0.5	$0.8	$0.6	$34.3	$1.7
Monsanto	55.0	23.4	2.9	3.0	3.1	3.3	2.7	2.6	2.5	43.5	11.5
ATP grant	9.7	0.2	0.2	0.3	0.9	0.6	0.5	0.3	0.3	3.3	6.4
NIEHS	32.2	0.1	0.4	0.7	0.9	1.2	0.8	1.4	2.8	8.3	23.9
Pioneer/Dupont	9.0	—	—	—	—	—	0.2	0.6	0.8	1.6	7.4
L’Oréal	0.5	—	—	—	—	—	—	—	—	—	0.5
SBIR contracts	1.6	—	—	—	—	—	—	—	—	—	1.6

Total	$144.0	$53.1	$4.0	$5.2	$6.0	$5.3	$4.7	$5.7	$7.0	$91.0	$53.0

*	Includes potential milestone payments over the remaining term of the contracts and excludes potential royalties.

**	There can be no guarantee that the Company will achieve these revenues.
***	Management currently believes that Bayer will exercise its right to terminate the contract prior to the end of its term; therefore, revenues on this contract have been reduced from the potential contract value by an estimated $5 million.

The Company currently has commercial partnerships with Bayer CropScience, a subsidiary of Bayer AG, (“Bayer”) in the area of crop protection and The Monsanto Company (“Monsanto”) and Pioneer Hi-Bred International, Inc. (“Pioneer”), a subsidiary of E.I. du Pont de Nemours and Company, in the area of crop trait discovery. The Company’s partnership with Bayer was signed in September 1998 and was extended in November 2003. Under the terms of the agreement, the companies intended to collaborate on herbicide discovery through September 2006. Management currently believes that Bayer will exercise its right to terminate the contract prior to the end of its term. The partnership with Monsanto was signed in November 1999 and began contributing revenues in the second quarter of 2000. As amended, the agreement commits Monsanto to a total partnership term of six years with committed funding through January 2006. The three-year partnership with Pioneer was signed in December 2003 and began contributing to the Company’s revenues in the first quarter of fiscal year 2004.

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

The Company’s acquisition of TissueInformatics.Inc brings revenue-generating contracts, of which the most significant is the contract with L’Oréal, a subsidiary of L’Oréal S.A. (“L’Oréal”), for the development and license of TissueInformatics® software for the automated pathology slide screening of tissue-engineered skin. This contract was signed in November 2003 and includes a three-year maintenance agreement. The Company anticipates that the L’Oréal contract should begin contributing to revenue in late 2004.

The Company’s Advanced Technology Program (“ATP”) grant from National Institute of Standards and Technology (“NIST”) was awarded in June 2002 for $11.7 million over five years to develop innovative tools for target discovery through the analysis of complex coherent data sets. This grant, the largest bioinformatics grant ever awarded in NIST’s Advanced Technologies Program history, supports the development of methods and tools for the creation, evaluation and analysis of coherent data sets. The grant will be shared between the Company and a joint venture partner based on the research work plan. The Company’s current joint venture partner is Agilent Technologies. Another grant with the National Science Foundation (“NSF”) for the development of a high throughput gene discovery system in Arabidopsis using geminivirus ended in June 2003.

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

Liquidity and Capital Resources

The Company has historically financed its operations through the sale of equity, debt and capital lease financing, payments received from commercial partnerships and government contracts and grants. From inception through September 30, 2004, the Company has raised an aggregate of approximately $95.5 million through the sale of equity and approximately $25.6 million in proceeds from secured debt financing.

At September 30, 2004, the Company had cash, cash equivalents and short-term investments totaling approximately $7.1 million. The Company’s management believes there are currently several factors which could negatively impact the Company’s cash position:

•	The Company’s operations continue to use cash and are expected to continue to do so for some time.

•	The Company’s cash equivalents and short-term investments are invested in financial instruments with interest rates based on financial market conditions and as such the Company is exposed to interest rate fluctuations.

•	As a result of the secured debt agreement with Silicon Valley Bank, the Company is obligated to maintain a ratio of unrestricted cash and investments to Silicon Valley Bank debt of at least 1.75. For purposes of the covenant calculation, Silicon Valley Bank debt includes all letters of credit issued using capacity under the line of credit. If the Company were to default on this financial covenant, the Company may be required to pay off the loan with Silicon Valley Bank. At September 30, 2004, the amount outstanding under the term loan with Silicon Valley Bank was $3.7 million. The Company’s unrestricted cash and investments to Silicon Valley Bank debt ratio was 1.91 as of September 30, 2004.

If the Company was required to pay off the loan with Silicon Valley Bank, the Company believes its remaining cash would be sufficient to support its operations at least into the second half of 2005.

During September of 2004, the Company repaid $0.3 million of its remaining debt to GECC without penalty. As of September 30, 2004, the Company owed GECC approximately $0.3 million. During October of 2004, the Company repaid the remainder of its debt to GECC without penalty.

On October 19, 2004, the Company entered into a series of agreements with Laurus Master Fund, Ltd. (“Laurus”) whereby the Company received $5,000,000 gross proceeds through the sale of a three-year convertible term note. In accordance with the terms of the note, the note is payable in cash or convertible into common stock of the Company at a fixed conversion price of $0.53 per share subject to certain conditions relating to increases in the price of the Company’s common stock above $0.59 per share and the actual trading volume of the Company’s common stock. Laurus may also elect to have interest paid in stock at a fixed conversion price of $0.53 per share. The note is collateralized by essentially all of the Company’s otherwise unencumbered fixed assets. In connection with the financing, the Company paid approximately $0.2 million of costs and expenses of Laurus and has issued warrants for the purchase of 1,650,943 shares of Common Stock at a weighted average price of $0.79. One half of the warrants expire two years after issuance and the other half of the warrants expire five years after issuance. In addition, the Company also paid a placement agent approximately $0.4 million and issued a five year warrant to purchase an aggregate of 843,396 of shares of Common Stock immediately exercisable at $0.53 per share. The placement agent also previously received consideration consisting of a warrant for 100,000 shares of common stock exercisable at $0.72 per share in connection with entering into the placement agency agreement dated July 14, 2004. These warrants also expire five years after issuance.

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

	Nine Months Ended September 30,
(in millions)	2004	2003
Net cash used in operating activities	$(6.0)	$(5.5)
Net cash provided by (used in) investing activities, excluding purchases and maturities of short-term investments	1.3	(0.2)
Net cash (used in) provided by financing activities	(4.5)	0.5

Net decrease in cash, cash equivalents and short-term investments	(9.2)	(5.2)
Cash, cash equivalents and short-term investments, beginning of period*	16.3	21.2

Cash, cash equivalents and short-term investments, end of period*	$7.1	$16.0

*	Cash, cash equivalents and short-term investments exclude restricted cash.
**	See reconciliation to generally accepted accounting principles (“GAAP”) below.

Cash used in operating activities:

•	For the nine months ended September 30, 2004, cash used in operating activities primarily consisted of operating losses and decreases in deferred revenue offset, in part, by non-cash expenses (primarily depreciation) and net positive changes in other working capital balances as a result of improved cash management activities. Deferred revenue consists of payments made by Monsanto and Pioneer in excess of the revenue the Company recognizes under these commercial partnerships for work completed during the period. Improved cash management activities resulted in decreases in prepaid assets and increases in accounts payable balances.

•	For the nine months ended September 30, 2003, cash used in operating activities primarily consisted of operating losses and a decrease in deferred revenue, offset in part, by non-cash expenses (primarily depreciation) and net positive changes in other working capital balances as a result of improved cash management activities. Deferred revenue consists of payments made by Monsanto in excess of the revenue the Company recognizes under this commercial partnership for work completed during the period.

Management expects the Company’s cash used in operating activities in 2004 will be higher than 2003, as the Company is expecting new revenues in 2004 to contribute to its cash flow from operations to be more than offset by higher research and development costs from the Company’s expanding research programs. No assurance can be given that the Company will earn the new revenues anticipated in 2004.

Cash provided by (used in) investing activities:

•	For the nine months ended September 30, 2004, cash provided by investing activities primarily consisted of cash acquired in connection with the Company’s acquisition of TissueInformatics.Inc in March 2004. This was offset in part by investments in laboratory and data processing equipment for the Company’s technology platforms.

•	For the nine months ended September 30, 2003, cash used in investing activities primarily consisted of investments in laboratory and data processing equipment for the Company’s technology platforms.

The Company expects cash used in investing activities will increase in 2004 compared to 2003 as the Company continues to purchase equipment to support our operations.

Cash used in financing activities:

•	For the nine months ended September 30, 2004, cash used in financing activities primarily consisted of monthly repayments of the Company’s term debt with Silicon Valley Bank, monthly repayments of the Company’s notes payable for equipment financing, partial repayment of amounts due to GECC and the repayment under our revolving line of credit with Silicon Valley Bank.

•	For the nine months ended September 30, 2003, cash used in financing activities primarily consisted of monthly repayments of the Company’s notes payable for equipment financing.

For the remainder of 2004, our obligation for financing activities amounts to approximately $0.7 million, including prepayment of the remainder of the amounts due to GECC.

Based on the above discussion, management believes that the Company has sufficient cash to fund its operations at least into the second half of 2005. The Company may attempt to raise additional funds to support our expanding research and development programs, general working capital needs, and debt obligations through the public or private offering of our equity securities, additional debt financing or both. No assurance can be given that such additional financings will be available or, if available, can be obtained on terms acceptable to the Company.

**	Reconciliation to GAAP

Under GAAP, cash flows from investing activities above would improve by net maturities of investment securities; also under GAAP, cash and cash equivalents at the beginning and end of the period would be less, as they would exclude short and long-term investments. The following table presents these differences:

	Nine Months Ended September 30,
(in millions)	2004	2003
Changes to cash flow from investing activities
Net maturities of investments	$6.0	$6.2

Beginning of the period exclusions
Short-term investments	$9.1	$5.0
Long-term investments	—	$10.3
End of the period exclusions
Short-term investments	$3.0	$3.1
Long-term investments	—	$6.1

Results of Operations

Three Months Ended September 30, 2004 and September 30, 2003.

Revenues

The table below presents our revenue sources for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

(in millions)	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Notes
	2004	2003
Bayer	$0.6	$1.1	$(0.5)	(45)%	1
Monsanto	2.5	3.1	(0.6)	(19)%	2
Pioneer	0.8	—	0.8	100%	3
NIEHS	2.8	0.9	1.9	211%	4
Paradigm Array Labs	0.1	—	0.1	100%	5
Grant revenues	0.3	0.9	(0.6)	(67)%	6

Total Revenue	$7.1	$6.0	$1.1	18.3%

Notes:

1. The Company recognizes revenues relating to its partnership with Bayer in two components, gene discovery and assay development. For the gene discovery component, from which the majority of the revenue is generated, the Company recognizes revenue by comparing the number of genes analyzed during the period to the total number of genes to be analyzed over the term of the contract. During the three months ended June 30, 2004, the Company successfully completed the gene analysis portion of the contract. Therefore, there was no revenue associated with the gene discovery component during the three month period ended September 30, 2004. For the assay component, the Company recognizes revenue when Bayer accepts assays. There was no significant difference in revenues related to assays in the third quarter of 2004 compared to the same period in 2003. Overall, as the contract nears completion, the Company expects to recognize less revenue in 2004 when compared to 2003 for this commercial partnership. Management currently believes that Bayer will exercise its right to terminate the contract prior to the end of its term; however, the Company does not currently expect this action to significantly affect 2004 revenue.

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

3. The Company recognizes revenues relating to its partnership with Pioneer by comparing the number of plant lines analyzed during the period to the total number of plant lines to be analyzed over the term of the three-year contract. This commercial partnership was signed in December 2003.

4. The Company recognizes revenues relating to its partnership with NIEHS on a cost plus fixed fee basis, generally as samples are processed. In the third quarter of 2004, revenues increased primarily as a result of a higher number of samples processed as well as short-term opportunities which occurred primarily during the third quarter of 2004. The Company expects this increase to continue in 2004 and, as a result, the Company expects revenues will increase in 2004 when compared to 2003.

5. The Company recognizes revenues relating to its service business, Paradigm Array Labs™, as the Company completes work for its various customers. The Company expects that revenues related to this service will increase in 2004 when compared to 2003 as the Company has signed contracts that the Company expects to generate significant revenue in the fourth quarter of 2004.

6. The Company recognizes revenues under its grants as the related expenses are incurred. Grant revenues for the three months ended September 30, 2004 were generated from the ATP grant. Grant revenues for the three months ended September 30, 2003 were generated from our ATP grant and included revenue from a realignment of the ATP contract which resulted in increased revenue during this quarter. The Company is expecting that grant revenues will be slightly lower in 2004 when compared to 2003, due to revenues from our ATP grant decreasing in 2004, as well as decreasing grant revenues from the National Science Foundation, which ended in June 2003.

Research and Development and Selling, General and Administrative Expenses

The table below presents our operating expenses for the third quarter of 2004 compared to the same period in 2003.

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Notes
(in millions)	2004	2003
R&D expenses
Payroll, lab supplies and other expenses	$6.2	$4.8	$1.4	29%	1
Depreciation and amortization	1.3	1.3	—	—	2
Stock-based compensation	—	0.1	(0.1)	(100)%	3

Total R&D expenses	7.5	6.2	1.3	21%

SG&A expenses
Payroll and other expenses	2.5	1.8	0.7	39%	4
Depreciation and amortization	0.1	0.1	—	—	2
Stock-based compensation	—	—	—	—	3

Total SG&A expenses	2.6	1.9	0.7	37%

Total Operating expenses	$10.1	$8.1	$2.0	25%

Notes:

1. The Company’s costs increased during the third quarter of 2004 when compared to the same period in 2003. The increase was primarily related to increased headcount, laboratory supplies, consulting, subcontractor and other costs, which increased approximately $1.4 million as the Company incurred costs related to certain short-term opportunities on the NIEHS contract work and ramped up its PAL services as well as the

TissueInformatics operations. The Company is expecting its payroll, lab supply and other expenses to increase in 2004 when compared to 2003 due to the addition of the TissueInformatics operations and as the Company continues to expand its services under its contract with NIEHS, expand its PAL and other healthcare businesses and deliver on its new contract with Pioneer Hi-Bred.

2. Total depreciation and amortization expense during the third quarter of 2004 was comparable to the same period in 2003 due to additional amortization of the intangible assets and depreciation of the equipment acquired with the TissueInformatics acquisition offset by some older assets being fully depreciated. The Company is expecting depreciation and amortization expenses to increase in 2004 compared to 2003 as it increases its capital expenditures and amortizes intangible assets associated with the TissueInformatics acquisition.

3. At March 31, 2004, the Company completed the amortization of the remaining balance of deferred compensation expense. Therefore, deferred compensation expense will be lower in 2004 when compared to 2003.

4. Costs increased during the third quarter of 2004 when compared to the same period in 2003. This increase was primarily related to payroll and related costs which increased approximately $0.5 million, primarily due to higher headcount associated with the expansion of the sales and marketing function including the TissueInformatics operations. Other expenses, which consist primarily of professional expenses, such as legal and accounting fees, facilities costs, patent fees and conference costs also increased slightly. The Company is expecting payroll and other expenses to increase in 2004 when compared to 2003 as the Company expands operations, delivers on new revenue generating contracts and increases business development activities.

Interest Income (Expense), Net

Interest income (expense), net represents interest earned on our cash, cash equivalents and short-term and long-term investments, offset by interest expense on long-term debt and capital leases. Interest income (expense), net decreased to an expense of approximately $46,000 for the quarter ended September 30, 2004 compared to an expense of approximately $227,000 for the quarter ended September 30, 2003. This decrease was primarily attributable to a decrease in interest expense. Interest expense declined as a result of the Silicon Valley Bank financing that the Company closed in July of 2003. The financing replaced some of the Company’s existing debt, which carried higher interest rates. The Company expects that net interest expense will increase primarily as a result of the new $5,000,000 Laurus note, net of a reduction in interest expense costs due to the repayment of the GECC debt.

Divestiture

The Company is reporting a small gain from discontinued operations in 2004. In 2002, the Company discontinued the operations of a plant genotyping business, ParaGen, and in February 2003, sold ParaGen to DNA Landmarks. The Company is expecting a minimal income contribution from discontinued operations as the Company recognizes royalties from the sale during 2004.

Net Loss

Net loss increased 36% to approximately $3,054,000 for the quarter ended September 30, 2004, compared to approximately $2,243,000 for the quarter ended September 30, 2003. The increase in the net loss was primarily due to increased revenues between the two periods offset by higher research and development and selling, general and administrative costs.

Nine Months Ended September 30, 2004 and 2003.

Revenues

The table below presents our revenue sources for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

(in millions)	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Notes
	2004	2003
Bayer	$1.8	$2.8	$(1.0)	(36)%	1
Monsanto	7.9	9.1	(1.2)	(13)%	2
Pioneer	1.5	—	1.5	100%	3
NIEHS	5.0	2.0	3.0	150%	4
Paradigm Array Labs	0.9	—	0.9	100%	5
Grant revenues	1.2	1.4	(0.2)	(14)%	6
Other	—	0.3	(0.3)	(100)%	7

Total Revenue	$18.3	$15.6	$2.7	17.3%

Notes:

1. The Company recognizes revenues relating to its partnership with Bayer in two components, gene discovery and assay development. For the gene discovery component, from which the majority of the revenue is generated, the Company recognizes revenue by comparing the number of genes analyzed during the period to the total number of genes to be analyzed over the term of the contract. As this contract has entered its later phases, there is a corresponding decrease in the number of genes to be analyzed and the final gene analysis was completed during the three month period ended June 30, 2004. Therefore, the revenue associated with the gene discovery component has declined. For the assay component, the Company recognizes revenue when Bayer accepts assays. There was no significant difference in revenues related to assays in the third quarter of 2004 compared to the same period in 2003. Overall, the Company expects to recognize less revenue in 2004 when compared to 2003 for this commercial partnership. Management currently believes that Bayer will exercise its right to terminate the contract prior to the end of its term; however, the Company does not currently expect this action to significantly affect 2004 revenue.

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

4. The Company recognizes revenues relating to its partnership with NIEHS on a cost plus fixed fee basis, generally as samples are processed. In the third quarter of 2004, revenues increased as a result of the continued increase in the number of samples processed under this contract as well as certain short-term opportunities which occurred primarily during the third quarter of 2004. The Company expects this increase to continue in 2004 and, as a result, the Company expects revenues will increase in 2004 when compared to 2003.

5. The Company recognizes revenues relating to our service business, Paradigm Array Labs™, as the Company completes work for its various customers. The Company expects that revenues related to this service will increase in 2004 when compared to 2003 as the Company is expecting an increase in the volume of business, as the Company has signed contracts that the Company expects to generate significant revenue during the fourth quarter of 2004.

6. The Company recognizes revenues under our grants as the related expenses are incurred. Grant revenues for the nine months ended September 30, 2004 were generated from our ATP grant. Grant revenues for the nine months ended September 30, 2003 were generated from our ATP grant and one grant with the National Science Foundation, which ended in June 2003. The Company is expecting that grant revenues to decrease in 2004 when compared to 2003, due to revenues from its ATP grant decreasing in 2004 and decreasing grant revenue from the National Science Foundation, which ended in June 2003.

7. Other revenues related to a collaboration which ended prior to September 30, 2003.

Research and Development and Selling, General and Administrative Expenses

The table below presents our operating expenses for the nine months ended September 30, 2004 compared to the same period in 2003.

(in millions)	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Notes
	2004	2003
R&D expenses
Payroll, lab supplies and other expenses	$16.7	$14.7	$2.0	14%	1
Depreciation and amortization	3.9	3.6	0.3	8%	2
Stock-based compensation	—	0.2	(0.2)	(100)%	3

Total R&D expenses	20.6	18.5	2.1	11%

SG&A expenses
Payroll and other expenses	7.7	6.2	1.5	24%	4
Depreciation and amortization	0.2	0.3	(0.1)	(33)%	2
Stock-based compensation	—	0.1	(0.1)	(100)%	3

Total SG&A expenses	7.9	6.6	1.3	20%

Total Operating expenses	$28.5	$25.1	$3.4	14%

Notes:

1. The Company’s costs increased during the nine months ended September 30, 2004 when compared to the same period in 2003. The increase was primarily related to laboratory supply costs, which increased approximately $1.6 million as the Company ramped up its work and incurred costs related to certain short-term opportunities on its contract with NIEHS and increased the capacity of its PAL services. In addition, the Company incurred incremental payroll costs of $0.3 million primarily related to the Company’s TissueInformatics operations. The Company is expecting its payroll, lab supply and other expenses to increase in 2004 when compared to 2003 as the Company continues to expand its services under its contract with NIEHS, PAL and the TissueInformatics operations, as well as expand its healthcare business.

2. Total depreciation and amortization expense increased during the nine months ended September 30, 2004 when compared to the same period in 2003 primarily due to equipment and intangible assets acquired with the TissueInformatics acquisition. The Company is expecting depreciation and amortization expense to increase in 2004 compared to 2003 as the Company increases capital expenditures and amortizes intangible assets associated with the TissueInformatics acquisition.

3. At March 31, 2004 the Company had completed the amortization of the remaining balance of deferred compensation expense. Therefore, deferred compensation expense will be lower in 2004 when compared to 2003.

4. The Company’s costs increased during the nine months ended September 30, 2004 when compared to the same period in 2003. The increase was related to payroll costs which increased approximately $0.8 million, primarily due to higher headcount associated with the expansion of the sales and marketing function including the TissueInformatics operations. Other expenses, which consist primarily of sales and marketing costs, consulting, conference sponsorships, marketing materials and professional expenses, such as legal and accounting fees, facilities costs, business development costs, taxes and insurance costs increased by $0.7 million. The Company is expecting its payroll and other expenses to increase in 2004 when compared to 2003 as the Company expands its operations, delivers on new revenue generating contracts and increases its business development activities.

Interest Income (Expense), Net

Interest income (expense), net represents interest earned on cash, cash equivalents and short-term and long-term investments, offset by interest expense on long-term debt and capital leases. Interest income (expense), net decreased to an expense of approximately $173,000 for the nine months ended September 30, 2004 compared to an expense of $456,000 for the nine months ended September 30, 2003. This decrease was primarily attributable to a decrease in interest expense. Interest expense declined as a result of the Silicon Valley Bank financing that the Company closed in July of 2003. The financing replaced some of the Company’s existing debt, which carried higher interest rates. The Company expects that net interest expense will increase primarily as a result of the new $5,000,000 Laurus note, net of a reduction in interest expense due to the repayment of the GECC debt.

Divestiture

The Company is reporting a small gain from discontinued operations in 2004. In November 2002, the Company decided to discontinue the operations of its plant genotyping business, ParaGen, and in February 2003, sold ParaGen to DNA Landmarks. The Company is expecting a minimal income contribution from discontinued operations as it recognizes royalties from the sale during 2004.

Net Loss

Net loss increased 4% to approximately $10,343,000 for the nine months ended September 30, 2004, compared to approximately $9,946,000 for the nine months ended September 30, 2003. The increase in the net loss was primarily due to increased revenues between the two periods which were more than offset by higher selling, general and administrative costs and research and development costs.

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

The most significant estimates that management makes with respect to our financial statements is the progress to completion under our long-term commercial contracts. The Company currently recognizes revenue based on a comparison of the number of genes analyzed to the total number of genes to be analyzed, on a contract-by-contract basis. The Company tracks the number of genes analyzed through its computer systems. If these computer systems were to incorrectly count the number of genes analyzed, the Company’s revenues may be impacted. Alternatively, if the Company were to incorrectly estimate the number of genes to be analyzed in order to complete its commercial contracts, the Company’s future revenues may be impacted.

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

Fluctuations in quarterly results or other factors beyond our control could affect the market price of our common stock. Such factors include changes in earnings estimates by analysts, market conditions in our industry, changes in the pharmaceutical, agri-chemical, and biotechnology industries, and general economic conditions. Any effect on our common stock could be unrelated to our longer-term operating performance.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our forecast of the period of time through which our financial resources will be adequate to support our operations and other statements contained in this report are forward-looking and involve risks and uncertainties. Actual results could vary as a result of a number of factors. We believe that our existing cash and investment securities and anticipated cash flow from existing revenue sources will be sufficient to support our current operating plan at least into the second half of 2005. We have based this estimate on assumptions that may prove to be wrong. It is possible that we may seek additional funding within this time frame. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available or, even if available, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results. Our future capital requirements will depend on many factors, including:

•	the number, breadth and progress of our research programs;

•	the achievement of the milestones under certain of our existing commercial partnerships;

•	our ability to establish additional and maintain current commercial partnerships;

•	our commercial partners’ success in commercializing products developed under our commercial partnership agreements;

•	our success in commercializing products to which we have retained the rights under our commercial partnerships;

•	the costs incurred in enforcing and defending our patent claims and other intellectual property rights;

•	the costs and timing of obtaining regulatory approvals for any of our products;

•	the ability of Icoria and TissueInformatics as a combined company to achieve revenue levels and other business objectives;

•	the achievement of revenue and other targets under the Company’s contract with L’Oréal;

•	the Company’s expectations with regard to revenue and operating cash forecasts; and

•	the Company’s ability to maintain compliance with financial covenants.

This report contains other forward-looking statements, including statements regarding: our ability to successfully develop and improve our GeneFunction Factory® platform, FunctionFinder® system, our Gene to Cell System™ approach, our metabolic profiling platform, databases and other technologies; the future prospects of our metabolomic platform, including the potential of the platform to improve the efficiency and lower the cost of drug discovery, decrease the time to market for new drugs, reduce toxic side effects of drugs, complement other genomic tools, and attract commercial partners to be a more efficient and proximal indicator of cellular physiology than genomics and proteomics platforms; our ability to industrialize the process of gene function discovery and metabolomics and generate information enabling the development of novel products; our ability to establish intellectual property protection for our gene function information, databases, processes and other technologies; our product development and commercialization efforts; our strategy and market opportunities, anticipated increases in our revenues, and timing of revenues from commercial partnerships; our ability to meet or exceed our milestone targets and earn royalties under our commercial partnerships; our ability to enter into new partnerships and alliances; our intended use of our financial resources; our research and development and other expenses; our operational and legal risks; our ability to remain listed on the Nasdaq National Market or become listed on the Nasdaq SmallCap Market; and our ability to build shareholder value.

Such statements are based on management’s current expectations and are subject to a number of risks, factors and uncertainties that may cause actual results, events and performance to differ materially from those referred to in the forward-looking statements. These risks include, but are not limited to: our early stage of development, history of net losses, technological and product development uncertainties, reliance on research collaborations, uncertainty of additional funding and ability to protect our patents and proprietary rights. These and other risks are discussed below in Item 5, of this report, titled “Other Information – Risk Factors.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	See Form 8-K filed October 21, 2004, regarding the sale of a secured convertible term note and related warrants

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information—Risk Factors

(a) Risk Factors

We are an early stage company using unproven technologies and, as a result, we may never achieve, or be able to maintain, profitability.

You should evaluate us in light of the uncertainties affecting an early stage biotechnology company. Our GeneFunction Factory® platform, our FunctionFinder® system, our biochemical profiling platform, our bioinformatics efforts and our TissueInformatics® software are still evolving. We have not yet proven that determining the function of a gene in commercially significant target organisms or elucidating the biochemical profiles of cells, tissues, or fluids will enable us, or our partners, to develop commercial products. Furthermore, while we are continuing with our work in the agriculture sector, we are increasing our efforts to address the human health market with our biochemical profiling platform.

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

We have incurred net losses in each year since our inception and expect these losses to continue. We experienced a net loss of approximately $12.2 million for the twelve months ended December 31, 2003 and approximately $10.3 million for the nine months ended September 30, 2004. As of September 30, 2004, we had an accumulated deficit of approximately $94.9 million. To date, we have derived substantially all of our revenues from three commercial partnerships, a government contract and government grants. We expect to derive revenue in the foreseeable future principally from government contracts and commercial contracts and partnerships. However, we expect our revenues from our commercial partnership with Bayer CropScience and Monsanto will decrease in 2004 and 2005, offset by expected revenue increases from the NIEHS contract and our commercial partnership with Pioneer Hi-Bred. We expect to spend a significant amount of capital to fund research and development and enhance our core technologies. As a result, we expect that our operating expenses will continue to increase in the near term and, consequently, we will need to generate significant additional revenues from existing commercial contracts and partnerships, grants and new revenue sources to become profitable. We cannot accurately predict when, if ever, we will become profitable.

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

We currently anticipate that our cash, cash equivalents and short-term investments will be sufficient to support our operations at least into the second half of 2005. To the extent that our existing resources are insufficient to fund our activities, we may need to raise funds through public or private financings involving the issuance of debt or equity securities. No assurance can be given that additional financings will be available or, if available, can be obtained on terms acceptable to us. If adequate funds are not available, we may have to reduce expenditures for research and development, administration, business development or marketing, which could have a material adverse effect on our business. To the extent that additional capital is raised through the sale of equity or convertible securities, the issuance of such securities could result in dilution to our shareholders.

We do not currently meet all NASDAQ National Market System listing requirements, and if we continue to fail to meet such requirements, we would likely be delisted from the Nasdaq System.

Our common stock is quoted on the Nasdaq National Market. In order to continue to be included in the Nasdaq National Market, we must meet Nasdaq’s maintenance criteria, including a minimum bid price of $1.00 per share as well as a minimum Stockholders’ Equity balance of $10 million. Since June 2004, the daily minimum bid price for our common stock was quoted at below $1.00 per share.

Currently, we have until December 20, 2004 to meet Nasdaq’s minimum bid criteria for ten consecutive days. Failure to meet the maintenance criteria of the Nasdaq National Market may result in the delisting of our common stock from the Nasdaq National Market. Our ability to remain listed on the Nasdaq National Market or become listed on the Nasdaq SmallCap Market is dependent on the market price of our common stock and the timing of any decision to move from one market to another. In the event of delisting, the trading market for our common stock could be diminished. If our common stock were delisted, in order to have our common stock relisted on the Nasdaq National Market, we would be required to meet the criteria for initial listing, which are more stringent than the maintenance criteria. Accordingly, we cannot assure you that if we were delisted, we would be able to have our common stock relisted on the Nasdaq National Market or transferred to the Nasdaq SmallCap Market, and most likely our common stock would be quoted on the Over the Counter Bulletin Board. In addition, if our common stock were delisted from the Nasdaq National Market, it might become more difficult for us to raise additional capital, due to increased costs and potential diminished liquidity in the market for our common stock to accomplish our business objectives through the sale of our common stock or securities convertible into our common stock.

Our debt covenants could impact our cash position.

In April 2004, we modified the financial covenant in our debt agreement with Silicon Valley Bank (“SVB”). We are now obligated to maintain a minimum ratio of cash and investments to SVB debt of 1.75. This ratio is defined in our amended agreement with SVB as the ratio of unrestricted cash and investments to the amount of outstanding debt to SVB (including all amounts outstanding or letters of credit issued under the line of credit.) If we were to default on this financial covenant, we may be required to pay off the loan with SVB. As of September 30, 2004, our cash to SVB debt ratio was 1.91 and the aggregate amount outstanding under the SVB line of credit and term loan was approximately $3.7 million.

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

Our success depends on the continued services and on the performance of our senior management and scientific staff. As previously disclosed in our Form 8-K dated November 9, 2004, Philip Alfano will step down from his role as Vice President, Finance, Chief Financial Officer and Treasurer, effective December 31, 2004. Thereafter, Mr. Alfano and the Company intend that he remain employed on a part-time basis as Special Assistant to the CEO. The loss of the services of any of our senior management, including Mr. Alfano, or our scientific staff could seriously impair our ability to operate and achieve our objectives, which could reduce our revenues. Recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success.

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

We face intense competition in our biomarker and drug target discovery business from other biotechnology companies and large pharmaceutical companies. Our competition often also includes internal departments of these companies. A number of these companies are engaged in efforts to reduce the cost, risk and time of drug discovery and development cycles and small molecule discovery. Many of these competitors have been active in the human health field for a longer period and have greater financial resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than we do. If these competitors partner or commercialize their technologies or products before we do, they could render our technologies and products obsolete or noncompetitive. We expect that competition will increase as technical advances in genomics, metabolomics and data integration/coherence are made and become more widely known. In biomarker and drug target discovery, other companies that offer similar technologies include SurroMed, Inc. of Menlo Park, California and Beyond Genomics, Inc. of Waltham, Massachusetts, among others. In investigative toxicology, our competitors include CuraGen, Inc. of New Haven Connecticut and Gene Logic, Inc. of Gaithersburg, Maryland, among others.

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

We also face intense competition in our agricultural line of business from plant genomics and agri-chemical companies. At times, we also compete with internal departments of our customers. In the areas of crop trait and crop protection discovery, other companies that offer similar technologies include Exelixis, Inc., Ceres, Inc., Mendel Biotechnology, Inc., Large Scale Biology Corporation and Diversa Corporation, among others.

If we are not able to adequately acquire and protect patents and licenses, we may not be able to operate our business and remain competitive.

Our business and competitive position will depend in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies and products in the United States and other countries. As of October 28, 2004, we had 84 U.S. patent applications pending and 50 international patent applications pending, which are subject to rights that we have granted to various collaborators and development partners. We own 27 issued U.S. patents and no issued patents in any other country. If each of the 27 issued U.S. patents is maintained for the longest term available under law, the earliest a patent will expire is 2019.

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

Third parties may claim that we are employing their proprietary technology without authorization or that we are infringing on their patents. We could incur substantial costs and diversion of management and technical personnel in defending ourselves against any of these claims. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief which could effectively block our ability to further develop, commercialize and sell products. In the event of a successful claim of infringement, courts may order us to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing available products.

If adverse public reaction limits the acceptance of genetically modified products, demand for any products that we or our collaborators may develop in agriculture and nutrition may decrease.

The commercial success of our product candidates in agriculture will depend in part on public acceptance of the use of genetically modified products, including drugs, food, plants and plant products. Claims that genetically modified products are unsafe for consumption or pose a danger to the environment may influence public attitudes. Any genetically modified product that we or our collaborators may develop may not gain public acceptance. Due to public reaction in both the United States and Europe, some food processors and restaurants have already decided not to sell food that has been genetically altered or that contains genetically altered ingredients. If this policy continues or becomes more common, there could be a decrease in demand for products that we or our commercial partners may develop.

Our business exposes us to risks of environmental liabilities.

Our research and development activities involve the controlled use of hazardous materials, chemicals and toxic compounds which could expose us to risks of accidental contamination, events of non-compliance with environmental laws, regulatory enforcement and claims related to personal injury and property damage. If an accident occurred or if we were to discover contamination caused by prior operations, we could be liable for cleanup obligations, damages or fines, and any liability could exceed our resources.

The environmental laws of many jurisdictions impose actual and potential obligations on us to remediate contaminated sites. These environmental remediation obligations could exceed our resources. Stricter environmental, safety and health laws and enforcement policies also could result in substantial costs and liabilities to us, and could subject our handling, manufacture, use, reuse or disposal of substances or pollutants to more rigorous scrutiny than is currently the case. Consequently, ongoing compliance with these laws could result in significant capital expenditures, as well as other costs and liabilities, which could materially adversely affect us.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of November 3, 2004, there were 36,323,274 shares of common stock outstanding. All of the (i) 11,847,727 shares sold in our initial public offering and our October 2001 direct offering, (ii) 422,459 shares issued to Celera and subsequently registered on Form S-3, (iii) outstanding shares issued pursuant to stock option exercises or purchases under our Employee Stock Purchase Plan that were registered on one of our registration statements on Form S-8, and (iv) shares that have been sold pursuant to Rule 144 or Rule 701 are freely transferable without restriction or further registration under the Securities Act, except for shares purchased by our “affiliates,” as defined in Rule 144 of the Securities Act. The remaining shares of common stock outstanding are “restricted securities” as defined in Rule 144. Holders of these shares may sell them in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

We may face challenges in integrating TissueInformatics.Inc, which could have negative financial consequences to our shareholders and us.

Our acquisition of TissueInformatics.Inc involves the integration of operations and personnel of TissueInformatics, including, among other things, the integration of TissueInformatics technologies in quantitative tissue analysis with our biomarker and target discovery programs. In addition, we expect to maintain operations in Pennsylvania due to the TissueInformatics.Inc acquisition for some period of time. As a result, we will face challenges in managing an increased number of employees over a geographic distance. The process of this integration could cause an interruption of the activities of our businesses. The inability to successfully integrate the operations and personnel of TissueInformatics could have an adverse effect on us, and, as a result, the market price of our common stock could decline.

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

In March 2004, we issued a total of approximately 3,400,000 shares of our common stock in connection with our acquisition of TissueInformatics.Inc. We may become obligated to issue up to an additional 2,400,000 shares of our common stock or options to purchase common stock on an “earn-out” basis upon the successful achievement of performance milestones on or before December 31, 2004. In connection with the acquisition, we also granted options and warrants to purchase up to 214,000 additional shares of our common stock to the then existing holders of outstanding options and warrants of TissueInformatics.Inc. If we are required to issue additional shares of common stock as a result of the “earn out” or upon the exercise or conversion of assumed options and warrants, our stockholders’ percentage ownership will be diluted.

Item 6. Exhibits

(a) Exhibits

Exhibit 31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act 2002.

Exhibit 31.2	Certification of Vice President, Finance, Chief Financial Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act 2002.

Exhibit 32	Certification pursuant to Section 906 of Sarbanes-Oxley Act 2002.

ICORIA, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICORIA, INC.

DATE: November 15, 2004	SIGNATURE:	/s/ Philip R. Alfano
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