Form 10-K
period 2004-12-31
Icoria, Inc.
filed 2005-03-31
CIK 1057217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock, held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculations is an affiliate), computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $29,330,514.

As of March 14, 2005, there were 38,925,962 shares of common stock, $.01 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in Part III of this Form 10-K is incorporated by reference from the registrant’s proxy statement, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s Annual Meeting of Stockholders to be held on May 11, 2005.

ICORIA, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2004

PART 1

ITEM 1.	BUSINESS

Introduction

We are a biotechnology company dedicated to finding new ways of detecting and treating human disease. We use our ability to analyze biological function at the level of gene expression, biochemical pathways and tissue structure to discover and validate novel biomarkers, drugs and drug targets. Our business model provides opportunities to work with pharmaceutical, biotechnology, government, and academic laboratories on a fee for service or collaborative basis, while we develop our own proprietary sets of products for internal development, or eventual out-licensing. Our internal programs focus on metabolic disorders (diabetes, obesity, etc.) and the liver as a site of disease progression and drug action.

Over the past several years, the company has gradually transformed itself from a functional genomics company focused exclusively on agricultural biotechnology to a biomarker-enabled drug discovery company targeting human diagnostics and therapeutics. This transformation is built upon proprietary technologies and expertise developed over the past three years in serving the life sciences market. Biomarker-enabled drug discovery is a new paradigm in drug development that links the discovery of new targets and drugs to biomarkers and diagnostics that can be used to monitor drug action, stage disease and predict patient response. Biomarkers are biological signals, such as genes, proteins or biochemicals, which can be objectively measured and evaluated as indicators of normal biologic processes, pathogenic processes, or pharmacologic responses to a therapeutic intervention. For example, cholesterol is an example of a biomarker used as a predictor of heart disease, and blood glucose is a biomarker used to detect diabetes and insulin resistance. Our goal is to discover novel biomarkers that can be integrated into the drug discovery and development process to reduce the cost, risk and time of product development by improving the measurement of drug response and patient susceptibility, and allowing the right drug to be given to the right patient for the right disease. Biomarkers can also be used to find unique drug targets that would not otherwise have been discovered using more traditional methods. We believe our approach to biomarker and target discovery, which combines strong computational, analytical and data mining skills with the ability to generate large, multi-dimensional data sets on proprietary platforms, gives us an important competitive advantage.

We currently leverage the above technology platforms, infrastructure and value generation strategy to generate near-term revenue while laying the foundation for our own portfolio of proprietary products, which we may elect to advance ourselves or co-develop with a partner. We continue to work in collaboration with large agricultural companies under existing contracts to deliver top quality services and products; however, we intend to use the revenue generated exclusively towards growing our healthcare business and will not enter into new agricultural contracts.

In March 2004, we acquired TissueInformatics.Inc, a privately held company, which develops and applies machine vision software for the quantitative analysis of tissue feature changes in drug discovery, disease assessment, toxicology, and tissue engineering. The use of computer vision to detect and quantify changes in tissue structure provides a highly sensitive method for evaluating the effects of disease and drug action at the tissue level. We believe this acquisition provides Icoria with a unique data stream for biomarker and target discovery and a strong competitive advantage as the first company to combine gene expression profiling, biochemical profiling and quantitative tissue analysis in a systems biology approach to drug discovery and development. It is through this truly unique combination of distinct sets of biological data that we can identify novel biomarkers and targets that were previously inaccessible due to the complexity of the biology. On August 17, 2004, we, Paradigm Genetics, Inc., changed our corporate identity to Icoria, Inc., to reflect our evolution into an advanced systems biology company.

On March 23, 2005, we sold selected agricultural assets related to the field of transgenic traits for agriculture to Monsanto Company. This transaction was intended to obtain the best possible return on these assets and to refine our business strategy. By divesting ourselves of these assets, we will improve our cost structure and cash burn rate and strengthen our ability to focus on healthcare discovery and development applications. We believe that this transaction will be instrumental in completing our transition to a healthcare company by providing us with needed capital, lower overhead and a more strategic, concentrated use of resources to address what we consider to be a significant healthcare market opportunity.

The Monsanto transaction is essentially a sale of our GeneFunction Factory™ discovery platform, which we have used to analyze genes in Arabidopsis, for Monsanto. The transaction is structured as an asset purchase and is for $4,750,000 with an additional installment payment of $1,180,000 due in January 2006. A payment of $820,000 may also be due in January 2006 if we meet certain transition milestones. As part of the sale, Monsanto agreed to assume the remaining five years on a 32,000 square foot facility lease and hire approximately sixty of our employees beginning in May 2005. Due to the sale of these assets, our existing six-year commercial partnership with Monsanto was amended to terminate in May 2005, approximately nine months before its previously scheduled end date, and the total contract value was reduced by $1.4 million to $53.6 million. All of the summaries regarding this transaction are conditioned by the Asset Purchase Agreement dated March 23, 2005 which was filed with the Current Report on Form 8-K on March 29, 2005.

We have continuously evolved our business focus to target emerging high value markets and the most favorable opportunities for our efforts. This is evidenced by the present sharpening of our focus to the healthcare market and, specifically metabolic disorders such as diabetes, obesity and liver-related diseases. We believe that these conditions and their underlying causes are ideally suited for analysis with our technologies. We believe that these areas hold great potential and that our rapidly developing healthcare business will become our new growth driver. This transition is not without risk or cost, but we are of the opinion that our traditional revenue streams from a few large agricultural-based research contracts are no longer available in this rapidly consolidating industry. Therefore, rather than marginalizing the operation with significant risks, we decided to begin our exit from the agriculture – based research business through the Monsanto transaction.

To date, Icoria’s business model has been primarily based on services and collaborative partnerships in the agriculture and healthcare industries. Moving forward, we seek to increase and sustain shareholder value by further refining our business model to serve healthcare companies while increasingly working on the discovery and development of our own healthcare products. By allowing other companies early access to our technology through partnerships in well-defined fields of use, we have traditionally generated streams of revenue that have helped to offset the cost of our own research and development activities. We anticipate maintaining this past practice of using revenue streams to offset the cost of our own research and development activities, while simultaneously advancing the state of the art of our science and technology. We hope to be able to advance our own products and discoveries further down the drug development chain ourselves or license and/or co-develop these products and discoveries with others. We believe that this combination of our resources provides us a greater likelihood of increasing long-term shareholder value, and will limit the costs associated with performing research and selling services. We intend to complete the agricultural research that has been contracted in our existing agreements and to deliver top-quality services and products to these agricultural partners. In time; however, we may reach some other resolution regarding these contracts and technology to further enhance our present value and sharpen our healthcare focus.

In the following business section, we:

•	Identify our traditional and current target markets,

•	Describe our technology foundation,

•	Explain the latest refinement of our business model,

•	Describe our current collaborations, and

•	Address competition and government regulation issues.

Healthcare Markets

The pharmaceutical industry continues to face increasing challenges and complexities in bringing new drugs to market. Despite the ongoing “–omics” revolution and the hope it has generated for discovering new ways of preventing, treating and curing disease, the path to successful drug development remains uncertain, with cost and risk both increasing, rather than decreasing in the post-genomics era. In discovery, pharmaceutical companies must deal with increasingly large and complex data streams. In clinical development and post-marketing, patient safety remains a major concern, and drugs still fail or are withdrawn from market for reasons of toxicity or limited efficacy that were not seen or anticipated in earlier trials. The current cost of bringing a new therapeutic to market has been estimated to be as high as $0.8 to $1.7 billion. A new medicine entering Phase I clinical trials is estimated to have only an eight percent chance of gaining regulatory approval and reaching the market. As a result, there is concern that larger companies might seek less risky, higher return projects, leaving preclinical and clinical breakthrough innovation to smaller companies. This past year, the National Institutes of Health and the FDA both issued position papers that recommended a series of research initiatives designed to add efficiencies to the drug research and development process. Both these agencies have embraced biomarkers and better predictive tools as important components of the toolkit needed to improve the quantity and quality of new therapeutics coming through the pharmaceutical pipeline to the market.

We anticipate several areas in which our research and development strategy impact the critical path of drug discovery and development:

Computational Biology: The advent of high-throughput biology has created demand for computational tools that enable discovery in living systems. Conservative estimates place the global bioinformatics and computational biology market size in 2006 at around US $1.6 billion at an annual growth of around 40%, with the pharmaceutical market being the largest consumer. The market for computational biology software and expertise is large but fragmented, with many tools available to address customer or problem-specific needs. We believe Icoria has a strong position in the following areas of computational biology:

(a)	processing and analyzing metabolomic data generated using mass spectrometry;

(b)	processing and analyzing tissue feature data using computer vision histomorphometry;

(c)	mining high-dimensional data sets for the discovery of biomarkers and drug targets;

(d)	constructing biochemical reaction networks and inferring pathway based mechanisms for disease, drug action and patient response; and

(e)	transforming, merging, mining and concurrent analysis of multiple data streams including metabolomic, quantitative tissue feature and gene expression data, coupled with clinical end-points and pathway analysis for biomarker, target and drug discovery.

Biomarker Discovery: The past several years have seen rapid growth in the commercial application of biotechnology to biomarker discovery. The primary driver for biomarker research is the conviction that using biomarkers will favorably impact the economics of drug research and development by improving productivity. Market research has projected that within five years, pharmaceutical companies will be able to reduce their R&D expenditures by nearly 25% through the aggressive use of biomarkers at different stages of the drug development pipeline. The market for biomarker related products and services sector is projected to grow from total revenues of $120 million in 2003 to just under $3 billion in 2008. In the biomarker services area, metabolomics is considered the most rapidly growing segment, with a compound average annual growth rate of 62%. The analysis of gene expression (transcript profiling) is currently the single largest segment within the biomarker products and services market, commanding a 43% share in 2003 with a projected compound average annual growth rate of 10%. We believe Icoria has a strong position in the following areas of biomarker discovery:

(a)	Transcript profiling: Icoria has adopted a multi-platform approach to the analysis of transcript profiles, using Agilent, Affymetrix and Arcturus systems to generate high quality gene expression data.

(b)	Metabolomics: Icoria has been a pioneer in the development of mass spectrometry methods for the detection and analysis of the body’s endogenous biochemicals, and the mining of these data to construct diagnostic panels of classifiers of disease and drug action.

(c)	Quantitative tissue analysis: Icoria has been a leader in the development and application of computer vision software for the detection of subtle disease- and drug-induced changes in tissue structure.

Microarray Services: Paradigm Array Labs™, which provides GLP-compliant RNA preparation, transcript profiling and data analysis and microarray services using Affymetrix Genechip® Gene Expression Analysis Arrays, Agilent Oligo Microarrays and proprietary MirChip™ technology Icoria developed with Rosetta Genomics, as well as Laser Capture Microdissection and the ability to process paraffin-embedded tissues. Paradigm Array Labs is primarily a service organization, providing array processing on a fee-for-service basis, as well as supporting Icoria’s internal development programs.

Metabolic disorders and liver disease: On average, it takes approximately ten years before patients are diagnosed with Type 2 diabetes. During this period, they develop conditions such as fatty liver, insulin resistance and dyslipidemia that are now recognized as the Metabolic Syndrome. This syndrome is estimated to be present in up to 27% of the U.S. population and is believed to double the risk of cardiovascular disease. There are no simple tests for insulin resistance. We believe Icoria’s technologies are well suited to developing a method for screening patients and identifying these metabolic abnormalities at earlier stages as well as for identifying novel therapeutic targets.

Our Technology Foundation

Icoria’s technology foundation includes gene expression profiling, biochemical profiling and phenotypic analysis coupled with a powerful informatics infrastructure. We use these technologies to discover biomarkers as well as to discover inaccessible targets for small molecule discovery, both for our partners and for Icoria. Our technology foundation includes:

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

Metabolomics

Biochemical profiling provides a way of measuring the net change in a system at the biochemical level. Not every change in gene expression translates to changes at the protein level, and not every change in protein is translated to alterations in biochemical networks and pathways. Metabolomics therefore provides a more functional readout of biochemical changes which, when combined with gene expression results, enable us to construct a more comprehensive picture of the mechanisms that are altered within biological to separate the thousands of components present in a biological sample according to both their physicochemical characteristics and their mass. The complex data from these analyses is deconvoluted using proprietary software developed by Icoria.

Quantitative Tissue Analysis

We use our proprietary quantitative tissue analysis software for the precise identification and quantification of changes in tissue structure. This process involves digitally imaging pathology slides to capture the entire tissue image in a computer file. We then apply our software to analyze the tissue image in terms of color, shape and textures, so that we can locate and quantify all of the important physical components of the tissue in relative space. Unlike standard histopathological scores, quantitative tissue analysis (QTA) provides a continuous digital measure of the phenotype, which not only enhances our ability to correlate changes with mechanistic changes at the gene and biochemical levels, but can also be integrated with these data and used in a mechanistic sense.

Pathway Informatics

Despite the wealth of genomics and other “–omic” data now available (e.g. proteomic and metabolomic), life science researchers are challenged to translate that information into clear measures of safety and efficacy of lead compounds. We believe the key lies in integrating these various data streams in such a way that scientists can simultaneously see all the data, identify relationships between them and draw meaningful conclusions. We believe we are one of the first companies developing such data integration and data coherence tools. Additionally, we have developed an extensive informatics system to intelligently store, retrieve, analyze and mine the data we collect.

Icoria’s pathway informatics strengths are in three key areas. First, Icoria possesses a broad knowledge of human/mammalian metabolites, enzyme-catalyzed reactions, and pathways (called Metabolome Dictionary) which we believe is greater than what is available as a commercial product or in the public domain. Second, Icoria utilizes novel algorithms to discover networks from metabolomic data, transcriptional data and reference knowledge. Third, Icoria has developed the ability to integrate metabolomics, transcriptional and tissue feature data with biological pathways. We have not designed or organized our technologies for use as a commercial software package. Instead, they are utilized in our proprietary internal discovery and partnered research efforts.

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

Our Business Model

We continue to refine our business model to match perceived markets for our services. The Asset Purchase Agreement with Monsanto signed on March 23, 2005 marks the turning point for a new direction for our business. We anticipate growing our new business by partnering with pharmaceutical and biotechnology companies and by providing value-added services in areas of clearly defined market need for some production-ready elements of our technology. However, we will also pursue the discovery and development of our own proprietary products in tightly focused areas of medical and scientific opportunity. We are changing the industry and products on which we are focusing our resources and efforts. The change from a life sciences company to that of a pure healthcare focus is fundamentally altering who we are. We anticipate that our shift of focus will result in our becoming a fully evolved biomarker enabled drug discovery and development company targeting drugs, targets and diagnostics for diabetes, obesity and liver injury. We intend to continue the model whereby we allow our partners early and limited access to our unique multi-platform discovery approach to generate revenues that will help to offset the cost of our own research and development activities. We also intend to seek partners for the out-licensing or co-development of some of the proprietary diagnostics, targets and drug candidates in our portfolio. We believe that this partnering philosophy builds long-term growth opportunities for Icoria. We will use some of our tested methods while we move towards building our business exclusively within the healthcare realm. This shift from investing in current revenue sources to what we believe has better long-term growth potential comes as a result of our belief that there are not a sufficient number of business-sustaining contracts available in the agriculture research market. Although the transition is difficult and has risk, it comes as a result of a diminishing agriculture market opportunity for functional genomics research dollars and our belief that our resources are better allocated to an area of larger potential. We believe that while becoming exclusively a healthcare biotechnology company represents a major evolution, it is a necessary one to capture and generate sustainable shareholder value given market trends in our previous businesses.

Partnerships

Icoria’s earlier commercial activities included the signing of two major partnerships, one with Bayer CropScience and one with Monsanto Company. These long-term, revenue-generating partnerships were built on a foundation of close scientific collaboration, with the potential for downstream royalties to Icoria. This partnership model has enabled us to “learn as we grow.” While providing the highest quality biological information to our partners, we’ve been able to increase our own expertise and proprietary knowledge base as well as increase Icoria’s revenue foundation. We believe there is potential for major partnerships with healthcare companies. By contrast, we believe that large agricultural contracts similar to the Bayer and Monsanto agreements have become rare and the cost of obtaining such contracts, if they exist at all, is economically prohibitive.

Healthcare. Many industry analysts foresee a future in which the successful development and use of new therapeutics will be increasingly dependent on the identification of biomarkers that can stage disease, monitor drug action and select the right patients for treatment. Through our systems biology approach, we hope to identify novel biomarkers that reduce the cost, risk and time it takes for our partners to develop new therapeutics. These biomarkers may also provide causal evidence of pharmacologic activity to and in the drug development and approval process. We are using this approach to help our partners discover novel drug targets that may otherwise be hidden in “biological noise” as well as to predict toxicity of drug candidates that may otherwise fail due to unanticipated or poorly characterized safety concerns. We hope to expand our healthcare efforts and grow our business internally with the idea of having our own technology and products. We currently have two proof-of-concept agreements, one with a pharmaceutical company and one with a major biotechnology company. Icoria is continuing to work on an $11.7 million contract with the National Institute of Standards and Technology (NIST) Advanced Technology Program (ATP) and has two Small Business Innovation Research contracts from the National Institutes of Health.

Agriculture. The worldwide, chronic shortage of food and the drive to improve human health through food continue to prompt the need for innovative products. We have built a history of proven performance with market leaders like Monsanto Company, Bayer CropScience and Pioneer Hi-Bred International and developed market recognition for our deep understanding of agricultural systems. We will complete our remaining projects with agricultural leaders to provide new technology and cost-effective solutions designed to enable them to bring new products to market, but we will not enter into new contracts in the agriculture sector.

Services business

Our services business directly leverages the technology foundation, expertise and infrastructure we built to provide important biological information to our partners. Our gene expression profiling services business grew out of our five-year, $23.8 million toxicogenomics contract with the National Institute of Environmental Health Sciences. As we gained knowledge and efficiencies through this contract, we identified the opportunity to generate high-margin and near-term revenues for Icoria by establishing Paradigm Array Labs™. We gained our TissueInformatics™ quantitative tissue analysis software for application in toxicology and drug discovery through the acquisition of TissueInformatics.Inc.

Paradigm Array Labs™ microarray service business. Through Paradigm Array Labs™, we provide gene expression profiling services, microarray process consultation, sample preparation services, and flexible analyses and reporting packages to agricultural, pharmaceutical and other biotechnology companies experiencing an in-house backlog of gene expression experiments. Since its launch in early 2003, Paradigm Array Labs™ has gained substantial momentum. Last fall, we expanded the program to support the two leading microarray platforms—Agilent Technologies and Affymetrix. This allowed us to gain access to a much broader market, which in turn positioned us to accelerate revenues. We expect Paradigm Array Labs to become a sustained multi-million dollar business.

TissueInformatics™ quantitative tissue analysis software. Our computer vision tissue analysis software enables the imaging and analysis of complete tissue sections in an automated fashion, providing a mechanism for improving throughput and productivity of early-stage toxicology studies in the drug development process as well as providing better information. We currently have modules that analyze skin and liver, generating important phenotypic data. We will continue to use our TissueInformatics™ software in our internal discovery efforts.

Pipeline Products

To provide the best opportunity to significantly increase shareholder value in the longer term, we are investing in targeted research and development activities in the healthcare field to build our own product portfolio. This portfolio will hopefully include biomarkers and/or targets as well as intellectual property that we can either license to others or further develop ourselves.

On the healthcare side of our business, these activities include current and future:

•	discovery and development of biomarkers, diagnostics for the sensitive and specific detection of liver injury based on exposure to drugs, chemicals or disease. Through our numerous collaborations with universities and government laboratories, we have gained access to a variety of preclinical liver injury models as well as well-defined patient populations for biomarker discovery and validation;

•	discovery and development of potential treatments for liver injury and liver disease;

•	discovery and development of unique biomarkers and drug targets for metabolic disorders;

•	development and commercialization of “data coherence” tools in collaboration with our joint venture partner Agilent

Technologies. Data coherence targets the collection, transformation and unbiased analysis of high-dimensional, disparate data sets; this research is supported in part through an $11.7 million ATP Grant from NIST.

•	extensive know-how and shared intellectual property that is developed through our pharmaceutical and biotechnology research partnerships, and

•	pending patent applications regarding data coherence and biomarker discovery methods.

On the agricultural side of our business, we have:

•	researched and discovered novel fungicides for crop protection. We currently have U.S. patents on seven fungicide targets and lead chemistry and have filed for patent protection on thirty additional targets; and

•	researched new classes of agricultural compounds that enhance crop productivity by improving nutrient utilization or providing protection against environmental stress in our ChemTraits™ program.

Our Partnerships

Emerging Pharmaceutical Partnerships

Our strategy for penetrating the healthcare marketplace involves the conduct of internal proof-of-concept studies followed by small pilot projects with pharmaceutical and biotechnology companies. It is through these agreements that we have demonstrated the differentiating value of our systems biology discovery approach and paved the way to larger, more extensive future partnerships. We currently have two pilot project agreements in place, one with a major pharmaceutical company and one with a leading biotechnology company. Our goal is to grow initial fee-for-service pilot projects into research partnerships characterized by increased retention of intellectual property rights as well as developmental milestones and, ultimately, product royalty streams.

In addition, Icoria has already entered into a number of collaborative research agreements to further the growth of its technology platforms and, potentially, the creation of proprietary products. These include:

•	A research collaboration with the University of North Carolina at Chapel Hill (UNC-CH) and the National Institute of Environmental Health Science to study the mechanism of acetaminophen toxicity in the liver. The research is focused on identifying better diagnostics for assessing liver damage and individual patient response to therapeutic treatment.

•	A research collaboration with the Bowles Center for Alcohol Studies (UNC-CH) to identify markers for alcohol-induced liver and brain damage and dependence, using Icoria’s systems biology platform.

•	A research collaboration with UNC-CH to identify biomarkers indicative of choline deficiency, a physiological state that has been implicated in the onset of liver damage in humans. UNC-CH provides serum and urine samples collected as part of its research to determine the required daily amount of choline. Icoria researchers then perform biochemical analyses on the biofluid samples and identify the pathways and mechanisms that may be involved.

•	A master research agreement with Duke University Medical Center in the area of metabolomics and biomarker discovery.

Advanced Technology Program

In June 2002, we were awarded a five-year, $11.7 million grant from National Institute of Standards and Technology (NIST) to develop innovative tools for drug target discovery through the analysis of complex coherent data sets, with LION biosciences, Inc. initially and then in 2004, with Agilent Technologies as a joint venture partner. This grant, the largest bioinformatics grant ever awarded by NIST’s Advanced Technologies Program history at that time, supports the development of methods and tools for the creation, evaluation and analysis of coherent data sets. This suite of technologies is intended to increase the number and success rate of validated targets for product development by the pharmaceutical and other life sciences industries.

National Institute of Environmental Health Sciences

In September 2002, Icoria was awarded a five-year contract from the NIEHS for $23.8 million to provide microarray processing services and to participate in toxicology research with NIEHS and five university-based labs (Cooperative Research Members, or CRMs). Collectively, this is referred to as the Toxicogenomics Research Consortium (TRC). In April 2003, the NIEHS exercised an option in its existing contract with Icoria, providing for an additional $8.4 million for toxicogenomics studies. Two million dollars of this modification is currently allotted and earmarked for Icoria to perform research for the National Toxicology Program (NTP). Data generated from this toxicogenomics research will be included in the NTP’s program to better understand the effects of short and long-term exposures to chemicals. The data will become part of the Chemical Effects in Biological Systems (CEBS) database, a publicly accessible relational database that will contain information on the biological effects of chemicals and other agents and their mechanism of action.

Pioneer Hi-Bred

In December 2003, we signed a three-year $9 million contract with Pioneer Hi-Bred International, Inc. (“Pioneer”), a subsidiary of E. I. duPont de Nemours and Company, to identify plant genes that influence important crop traits for use in Pioneer’s crop variety development program. We have realized $2.5 million in revenue from the contract to date. For this collaboration, Icoria will use its high throughput GeneFunction Factory® platform (licensed back to Icoria under the asset sale agreement with Monsanto) to analyze genes in Arabidopsis thaliana, a model organism, and identify those genes that will enable Pioneer to accelerate the product breakthroughs and improvements it brings to its customers worldwide. We intend to satisfy the contract, realize its full value, and allocate the revenues generated towards our new goals.

Partnerships Ending or Completed in 2005

Bayer CropScience

In September 1998, we entered into a commercial partnership with Bayer for the development of new chemical herbicides. Under the terms of the commercial partnership, we use our technology platforms to identify Arabidopsis genes that may be targets for herbicide discovery. We have provided exclusively to Bayer assays (or tests) based on these targets for use in HTS for herbicides. The commercial partnership had an initial term of three years, ending in September 2001. In June 2001, Bayer extended the term of this agreement for an additional three years, ending in September 2004. In November 2003, Bayer again extended the term of the agreement to September 2006. On November 19, 2004, we received a notice of termination from Bayer regarding the September 1998 agreement, as amended. The notice of termination is pursuant to the terms of the Agreement and formally establishes an abbreviated timeline for the completion of the parties’ relationship. The termination is effective from December 31, 2004. We anticipate that the majority of the work remaining under the Agreement will be substantially completed by the end of March 2005. Under the terms of the Agreement, the Company will earn additional fees as assays are delivered. The termination letter also acknowledges Bayer’s obligation to pay a termination fee in January 2005. We have received this fee of $575,000. The notice of termination expresses Bayer’s satisfaction with Icoria’s services during the length of the parties’ relationship and states that corporate restructuring and enhanced internal capabilities at Bayer are the reasons for the termination of the Agreement.

Monsanto Company

In November 1999, we entered into a commercial partnership with Monsanto to provide certain Arabidopsis-based gene function data for the development of crop inputs and outputs and nutrition. Under the terms of this commercial partnership, Monsanto is providing us with thousands of genes from Arabidopsis and other organisms. We are performing a functional analysis of such genes for Monsanto using our technology platforms. Monsanto will either own or have exclusive licenses to certain patents that result from this project. The commercial partnership has an initial term of six years from the commencement of work in February 2000 and ending in January 2006, unless Monsanto terminates it at an earlier date because we do not achieve specific milestones. The commercial partnership brings us committed research funds, additional fees based on the number of genes analyzed and royalty payments for any productized crop traits that might emerge from the partnership. On March 23, 2005, we sold to Monsanto the agricultural assets used to perform under this contract. Due to the sale of these assets, our commercial partnership with Monsanto was amended to terminate in May 2005, approximately nine months before its previously scheduled end date, and the total contract value was reduced by $1.4 million to $53.6 million.

Acquisition of TissueInformatics.Inc

In March 2004, we closed the acquisition of TissueInformatics.Inc, a privately-held company which specializes in the development and application of automated pathology software for the quantitative analysis of tissue changes in drug discovery, disease assessment, toxicology, and tissue engineering. The acquisition of TissueInformatics.Inc was instrumental in our evolving business strategy and provided us with direct access to highly quantitative information about tissue structure. The acquisition did not yield all of the value anticipated and $1.9 million of intangible assets were written off at December 31, 2004; however, we believe the acquisition provides an important anchor for the understanding of biological systems, and we believe that the sum of our knowledge in this field, due to our informatics synergies, is substantially greater than the sum of the component parts. This total understanding is important to our efforts in the discovery and validation of new drugs and drug targets that are safer and more effective. Capturing the responses of stressed biological systems at the gene and cellular level, then linking those responses to changes in tissue provides more medically relevant and clinically important information – information that is designed to reduce the time and cost of the drug discovery and development process.

Competition

We faced intense competition in the different market segments we were pursuing and we continue to face such competition to the extent we are pursuing efforts in the growing healthcare industry. We believe that one of the advantages to focusing our efforts and bringing all of our resources to bear in one industry is that it will allow us to compete more effectively. Our potential competitors include specialized biotechnology companies, internal research & development efforts of pharmaceutical companies, diagnostic companies, academic and private research institutions and government agencies. Many of our competitors have significantly larger financial, technical and personnel resources than we do, which may allow them to have a competitive advantage.

A number of our competitors are developing technologies and products to improve research and development productivity. If these competitors partner or commercialize their technologies or products before we do, they could render our technologies and products obsolete or noncompetitive. In addition, many of our competitors have significantly greater experience than we do in their respective fields. We expect that competition will increase as technical advances in genomics, metabolomics and data integration/coherence are made and become more widely known.

In biomarker and drug target discovery, our competitors include SurroMed, Inc., Metabolon, Inc. and BG Medicine, Inc., among others. In quantitative tissue analysis, our competitors include LifeSpan Biosciences. In microarray services, our competitors include Gene Logic, Inc., Expression Analysis, Ambion, Inc., among others. While we will not expand our agriculture business beyond our existing contracts, our current competitors include Exelixis, Inc., Ceres, Inc., Mendel Biotechnology, Inc., Large Scale Biology Corporation and Diversa Corporation, among others.

Government Regulation

Regulation of Drug Development and Commercialization

If a new drug is developed by our commercial partners, as a result of their use of our technology platforms, the drug would be required to undergo an extensive regulatory review process in the United States and other countries. The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that our commercial partners would receive approvals for any new drug on a timely basis, if at all.

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

Regulation of Development and Commercialization of Agricultural Products

Federal, state, local and foreign government regulations and regulatory agencies have governed and continue to govern our efforts, alone or together with our commercial partners, regarding our efforts with respect to genetically engineered crop products. These regulations and agencies may prevent our commercial partners from developing and marketing crop product candidates, may impose expenses, delays and other impediments to efforts to develop such product candidates.

The USDA prohibits genetically modified plants from being grown and transported except pursuant to an exemption or under special controls. In general, companies apply for an exemption to facilitate product development because the special controls are burdensome. However, we cannot guarantee that if we were to develop products that they would qualify for such an exemption.

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

Future crop product candidates that we or our commercial partners may have at some point may also be subject to other regulations and regulatory agencies, such as the Occupational Safety and Health Act, the Toxic Substances Control Act, the National Environmental Policy Act, other federal water, air and environmental quality statutes, import/export control legislation and other laws. Candidates relating to pesticides, if developed, will be subject to the jurisdiction of the Environmental Production Agency.

Environmental Regulation

Our research and development activities involve the controlled use of hazardous materials and chemicals. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. The risk of accidental contamination or injury from these materials cannot be eliminated. In the event of an accident, we could be held liable for any damages that result and the liability could exceed our resources.

Intellectual Property

We seek U.S. and foreign patent protection for major components of our technology platforms. We also rely on trade secret protection for certain of our confidential and proprietary information, and we use license agreements both to access external technologies and assets and to convey certain intellectual property rights to others. Our commercial success will be dependent in part on our ability to obtain commercially valuable patent claims and to protect our intellectual property portfolio. After the Monsanto transaction was closed, as of March 24, 2005, we had 73 U.S. patent applications pending and 44 international patent applications pending, some of which are subject to rights that we have granted to various collaborators and development partners. We have 12 trademark applications pending in the United States. We have 16 registered trademarks in the United States. We own 22 issued U.S. patents and no issued patents in any other country.

We have applied, and intend to make additional applications, for patent protection for:

•	key elements, processes and supporting technologies in our biochemical profiling platform;

•	methods relating to phenotype analysis, gene expression profiling, metabolic profiling and other methods for biomarker discovery and pathway analysis;

•	bioinformatic technologies;

•	function specific patterns of gene expression we identify; and

•	individual genes and targets we discover.

In addition, patent law relating to the scope of claims in the technology field in which we operate is still evolving. The extent of future patent protection is uncertain. In particular, we are aware of several groups that are attempting to identify and patent biomarkers and related methods. There is substantial uncertainty regarding the possible patent protection for biomarkers. Furthermore, others may independently develop similar or alternative technologies, duplicate any of our technologies, and if patents are licensed or issued to us, design around the patented technologies licensed to or developed by us. In addition, we could incur substantial costs in litigation if we are required to defend ourselves in patent suits brought by third parties or if we initiate such suits.

We are aware of a number of U.S. patents and patent applications and related foreign patents and patent applications owned by third parties relating to biomarkers and related methods. These other technologies may provide third parties with competitive advantages over us and may hurt our business. In addition, some third party patent applications contain broad claims, and it is not possible to determine whether or not applicants will narrow such claims during prosecution or whether patent offices will allow and issue patents on such claims, even if such claims appear to cover prior art or have other defects. An owner or licensee of a patent in the field may threaten or file an infringement action and we may or may not prevail in any such action. The cost of defending an infringement action may be substantial, which could significantly increase our expenses and increase our losses. Furthermore, other patent holders may not grant us required licenses on commercially viable terms, if at all. Failure to obtain any required license could prevent us from utilizing or commercializing one or more of our technologies or related products.

Such patents may include claims relating to novel biomarkers and related methods identified or developed through our discovery programs. We may not be able to obtain meaningful patent protection for our discoveries; even if patents are issued, the scope of the coverage or protection they would afford is uncertain. Failure to secure such meaningful patent protection would endanger our competitive position.

Employees

As of March 25, 2005, we had 188 full-time employees, of whom 32 hold Ph.D. degrees. Of our total workforce, 156 are engaged in research and development activities, and 32 are engaged in business development, finance and administration. As part of the asset sale to Monsanto, approximately 60 of these employees will be hired by Monsanto effective in May 2005.

In accordance with our internalization of TissueInformatics.Inc, we are maintaining as small a work force as we deem viable to preserve the benefits we have realized from the March 2004 transaction. We have reduced our presence in Pennsylvania to nine employees.

The impact of the Monsanto asset sale has not been fully integrated within our workforce. However, we are trying to limit our expenditures to the most essential healthcare-related employees while continuing to service our existing customers. We believe that the material reduction in our workforce pursuant to the Monsanto transaction will have substantial benefits to our ongoing cost structure, while allowing us to fulfill our business goals. None of our employees is represented by a collective bargaining agreement.

We believe that our relations with our employees are good.

RISK FACTORS

We are an early stage company using novel technologies and, as a result, we may never achieve or be able to maintain, profitability.

You should evaluate us in light of the uncertainties affecting an early stage biotechnology company, including our biochemical profiling platform, our bioinformatics efforts, our recent write down of the intangible assets related to our TissueInformatics® software and the sale of our GeneFunction Factory® in connection with the Asset Purchase Agreement with Monsanto Company dated March 23, 2005. We have not yet proven that determining the function of a gene in commercially significant target organisms or elucidating the biochemical profiles of cells, tissues, or fluids will enable us or our partners to develop commercial products. Furthermore, we are increasing our efforts to address the human health market with our biochemical profiling platform, an area of business in which we have limited experience.

We have a limited number of material and substantial partnerships, relationships or contracts.

We have a limited number of significant revenue generating contracts and commercial partnerships. In the agriculture sector we have entered into only three significant commercial partnerships, with Bayer CropScience, Monsanto and Pioneer to assist in development of certain new products that they are targeting, including herbicides and plants with improved nutritional and growth characteristics. Of these contracts, only Pioneer remains as the Bayer and Monsanto contracts wind down, which is occuring presently. This limited number of significant agriculture contracts subjects us to the volatility inherent in providing services to only one company in the agriculture industry. These contracts have provided a significant portion of our operating revenue. The Pioneer contract is terminable at December 31, 2005 upon the payment of a $500,000 fee.

We have entered into a government contract and have received a government grant. If we are unable to successfully achieve milestones or our commercial partners fail to develop successful products, we will not earn certain revenues contemplated under such partnerships.

In addition, we may not be able to enter into additional commercial partnerships. Partnerships or contracts in which we previously engaged may no longer be available. We do not control the resources that our commercial partners devote to our projects, and our commercial partners may not perform their obligations. Our commercial partnerships are subject to termination rights by the commercial partners. If commercial partners terminate their relationship with us, or fail to meet their contractual obligations, it could have a material adverse effect on our revenues and our ability to undertake research, to fund related and other programs and to develop, manufacture and market any products that may have resulted from the commercial partnership. Also, we may pursue opportunities in fields that conflict with our commercial partners or in which our commercial partners could become active competitors. Our strategy of using revenue generated from our commercial partnerships, or using the proceeds generated from the sale of our efforts in connection with our commercial partnerships, for investment capital to develop and grow our healthcare business may be flawed, it may not yield results sufficiently quickly enough, or at all, and may leave us without the means to generate revenue in the future. Our long-term business plan evolution centralizes our risks more, and makes us less diversified as a company.

We have a history of significant net losses. We expect to continue to incur net losses for the foreseeable future and may never reach profitability.

We have incurred net losses in each year since our inception and expect these losses to continue. We experienced a net loss of approximately $14.4 million for the year ended December 31, 2004. As of December 31, 2004, we had an accumulated deficit of approximately $99.0 million. To date, we have derived substantially all of our revenues from three commercial partnerships, a government contract and government grants. We expect our cash received in 2005 from our commercial partnership with Bayer CropScience and Monsanto will be less than $0.8 million and less than $3.7 million, respectively, as a result of the early termination of the Bayer and Monsanto contracts. We do not have replacements for these contracts. We do not believe replacements exist and we are no longer pursuing such contracts in agriculture. We expect to spend a significant amount of capital to fund research and development and enhance our core technologies in healthcare. We will need to generate significant additional revenues from existing commercial contracts and partnerships, grants, and new revenue sources to fund research and development in our new core technologies. We have sold certain assets to Monsanto in order to realize current benefits from these assets instead of completing the Monsanto contract under its terms. This strategy of selling these assets to Monsanto may not yield sufficient resources to accomplish our objectives. We cannot accurately predict when, if ever, we will become profitable.

We are shifting our business model away from agriculture-based research and areas of historical revenue.

Our shift towards the healthcare industry and the therapeutic fields of obesity, liver disease and diabetes is fundamentally a shift away from our known and historical areas of revenue generation. Our belief that the potential market for healthcare products and services is better for us in the long run, rather than our current strategy of using our agriculture-based contracts, may be wrong and based on data and assumptions that may be flawed. We may not have the financial ability or human capital to effectuate this shift, and the costs of the transition may be prohibitive. Our belief that we can obtain revenues from material and substantial healthcare partnerships, agreements, discoveries or contracts might be wrong. If we are unable to accomplish the evolution to a healthcare focused company, we might not have sufficient resources to refocus again. This shift in focus makes it very difficult to evaluate the success of our business to date and to assess our future viability.

Our business will require substantial additional capital, which we may not be able to obtain on commercially reasonable terms, if at all.

Our future capital requirements and level of expenses will depend upon numerous factors, including the costs associated with:

•	the refinement of our long-term business plan to refocus in the healthcare industry;

•	our research and development activities;

•	our administrative activities including business development, marketing and sales efforts;

•	servicing our creditors and potential penalty payments;

•	the demand for our services; and

•	the consummation of possible future acquisitions of technologies, products or businesses.

We currently anticipate that our cash and cash equivalents will be sufficient to support our operations into the second quarter of 2006. To the extent that our existing resources are insufficient to fund our activities, we may need to raise funds through public or private financings of debt or equity securities. No assurance can be given that such additional financings will be available or, if available, can be obtained on terms acceptable to us. If adequate funds are not available, we will have to reduce expenditures for research and development, administration, business development or marketing, which could have a material adverse effect on our business. To the extent that additional capital is raised through the sale of equity or convertible securities, the issuance of such securities could result in dilution to our shareholders.

Our debt covenants could impact our cash position.

In April 2004, we modified the financial covenant in our debt agreement with Silicon Valley Bank (“SVB”). We are now obligated to maintain a minimum ratio of cash and investments to SVB debt of 1.75. This ratio is defined in our amended agreement with SVB as the ratio of unrestricted cash and investments to the amount of outstanding debt to SVB (including all amounts outstanding or letters of credit issued under the line of credit.) If we were to default on this financial covenant, we may be required to pay off the loan with SVB. As of December 31, 2004, our cash to SVB debt ratio was 2.81, and the aggregate amount outstanding under the SVB term loan was approximately $3.4 million.

In October 2004, we raised gross proceeds of $5 million from Laurus Master Fund, Ltd. through a convertible note collateralized by substantially all of our fixed assets. In connection with the Monsanto Asset Purchase Agreement dated March 23, 2005, Laurus agreed to allow their liens on the assets transferred to be released. In exchange for this release, we agreed to additional interest on this note of approximately $60,000 and a future prepayment of up to approximately $430,000 in principal with a 20% penalty if Laurus is unable to convert this amount of principal by October 1, 2005.

We may be required to raise funds through public or private financings of our equity securities to attempt to avoid a default on our debt. No assurance can be given that such additional financings will be available or, if available, can be obtained on terms acceptable to us. The Laurus financing restricts our ability to engage in certain types of financings.

If we lose our key personnel or are unable to attract and retain additional personnel, our operations could be disrupted and our revenues could decrease.

Our success depends on the continued services and on the performance of our senior management and scientific staff. As previously disclosed in our Form 8-K dated November 9, 2004, Philip Alfano stepped down from his role as Vice President of Finance, Chief Financial Officer and Treasurer, effective December 31, 2004. Mr. Alfano has not remained in any capacity with us. The loss of the services of any of our senior management or our scientific staff could seriously impair our ability to operate and achieve our objectives, which could reduce our revenues. During approximately the same time period as the Monsanto Asset Purchase Agreement dated March 23, 2005, as reported in the Current Report on Form 8-K on March 29, 2005, Peter Johnson, M.D., our Chief Business Officer

and Chief Medical Officer also resigned. This loss of expertise and institutional knowledge could have a material impact on us and on our ability to execute on our latest business plan. Our cost-cutting and business plan refocusing efforts could have an impact on employee morale and could have an effect on recruiting. Recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success.

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

We did not realize the near-term value we anticipated from TissueInformatics.Inc; it may have ongoing negative financial consequences to our stockholders and us.

Our acquisition of TissueInformatics.Inc (TissueInformatics) involved the integration of operations and personnel of TissueInformatics, including, among other things, the integration of TissueInformatics technologies in quantitative tissue analysis with our biomarker and target discovery programs. We also anticipated generating substantial sales of quantitative tissue analysis software. We have been unable to realize timely commercial benefits from the acquisition of TissueInformatics and have determined that the commercialization of this technology will require substantial additional investment. We have determined that we will not proceed with this commercialization investment at this time and have written off all intangible assets related to this technology. In addition, we terminated 9 of the 18 remaining former TissueInformatics employees in March 2005. As a company with two sites, we face challenges in managing these employees over a geographic distance. The inability to successfully integrate the operations and personnel of TissueInformatics.Inc could have an adverse effect on us, increasing our expenses and costs and, as a result, the market price of our common stock could decline and our ability to attract financing could decrease.

We do not currently meet the Nasdaq SmallCap Market System listing requirements, and if we continue to fail to meet such requirements, we would likely be delisted from the Nasdaq System.

Our common stock is quoted on the Nasdaq SmallCap Market. In order to continue to be included in the Nasdaq SmallCap Market, we must meet Nasdaq’s maintenance criteria, including a minimum bid price of $1.00 per share as well as a minimum stockholders’ equity balance of $10 million. Since June 2004, the daily minimum bid price for our common stock was quoted at below $1.00 per share. On December 17, 2004, the Company’s stock listing was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market pursuant to minimum bid price non-compliance. We will be delisted from the Nasdaq SmallCap in June of 2005 if we continue to fail to meet the Nasdaq requirements. The Over the Counter Bulletin Board Market is less well known and potentially has fewer market participants providing liquidity. This could increase our stock price volatility and increase our difficulty in obtaining capital.

Currently, we have until June 17, 2005 to meet Nasdaq’s minimum bid criteria for ten consecutive days, although in certain circumstances, Nasdaq may require additional days. Failure to meet the maintenance criteria of the Nasdaq SmallCap Market may result in the delisting of our common stock from the Nasdaq System. Our ability to remain listed on the Nasdaq SmallCap Market or National Market is dependent on the market price of our common stock and the timing of any decision to move from one market to another. In the event of delisting, the trading market for our common stock could be diminished. If our common stock were delisted, in order to have our common stock relisted on the Nasdaq National Market or the SmallCap Market, we would be required to meet the criteria for initial listing, which are more stringent than the maintenance criteria. Accordingly, we cannot assure you that if we were delisted, we would be able to have our common stock relisted on the Nasdaq System, and most likely our common stock would be quoted on the Over the Counter Bulletin Board. In addition, if our common stock were delisted from the Nasdaq System, it might become more difficult for us to raise additional capital, due to increased costs and potential diminished liquidity in the market for our common stock to accomplish our business objectives through the sale of our common stock or securities convertible into our common stock.

If we do not refocus our business and compete effectively, our losses could increase.

We face intense competition in our biomarker and drug target discovery business from other biotechnology companies and large pharmaceutical companies. Our competition often also includes internal departments of these larger companies. A number of these companies are engaged in efforts to reduce the cost, risk and time of drug discovery and development cycles and small molecule discovery. These competitors have been active in the human health field for a longer period and have greater financial resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than we do. If these competitors partner or commercialize their technologies or products before we do, they could render our technologies and products obsolete or noncompetitive. We expect that competition will increase as technical advances in genomics, metabolomics and data integration/coherence are made and become more widely known. In biomarker and drug target discovery, other companies that offer similar technologies include SurroMed, Inc. of Menlo Park, California and Beyond Genomics, Inc. of Waltham,

Massachusetts, among others. In investigative toxicology, our competitors include CuraGen, Inc. of New Haven, Connecticut and GeneLogic, Inc. of Gaithersburg, Maryland, among others.

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

We also continue to face intense competition in our agricultural line of business from plant genomics and agri-chemical companies. At times, we also compete with internal departments of our customers. In the areas of crop trait and crop protection discovery, other companies that offer similar technologies include Exelixis, Inc., Ceres, Inc., Mendel Biotechnology, Inc., Large Scale Biology Corporation and Diversa Corporation, among others.

Our centralization of focus to the healthcare industry heightens the impact on us of competitive forces in that industry. The less diversified we are as a company, the greater the chosen industry will impact us. Our emerging focus in the healthcare industry increases the impact of its competitive pressures.

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

If we are not able to adequately acquire and protect patents and licenses, we may not be able to operate our business and remain competitive or compete effectively.

Our business and competitive position will depend in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies and products in the United States and other countries. As of March 24, 2005, after the Monsanto transaction was closed, we had 73 U.S. patent applications pending and 44 international patent applications pending, some of which are subject to rights that we have granted to various collaborators and development partners. We have 12 trademark applications pending in the United States. We have 16 registered trademarks in the United States. We own 22 issued U.S. patents and no issued patents in any other country. If each of the 22 issued U.S. patents is maintained for the longest term available under law, the earliest a patent will expire is 2019.

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

Third parties have filed, and in the future are likely to file, patent applications covering biomarkers and related methods that we have developed or may develop or technology upon which our technology platform depends. If patent offices issue patents on these patent applications and we wish to use the biomarkers or technology, we would need to obtain licenses from third parties. However, we might not be able to obtain any such license on commercially favorable terms, if at all, and if we do not obtain these licenses, we might be prevented from using certain technologies or taking certain products to market.

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

The commercial success of product candidates in agriculture and nutrition will depend in part on public acceptance of the use of genetically modified products, including drugs, food, plants and plant products. Claims that genetically modified products are unsafe for consumption or pose a danger to the environment may influence public attitudes. Any genetically modified product that we or our collaborators may develop may not gain public acceptance. Due to public reaction in both the United States and Europe, some food processors and restaurants have already decided not to sell food that has been genetically altered or that contains genetically altered ingredients. If this policy continues or becomes more common, there could be a decrease in demand for products that we or our commercial partners may develop.

If we were successfully sued for product liability, we could face substantial liabilities that may exceed our resources.

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

Any product that we or our commercial partners may develop using the gene function information we provide may be subject to a lengthy and uncertain government regulatory process that may not result in the necessary approvals, may delay the commercialization of these products or may be costly, any of which could seriously reduce our revenues or exceed our financial ability to meet such obligations.

Any new product that we or our commercial partners develop will likely undergo an extensive regulatory review process in the United States by the FDA and the USDA and by regulators in other countries before it can be marketed or sold. For example, the FDA must approve any drug or biologic product before it can be marketed in the United States. This review process can take many years and require substantial expense. In the future, we and our commercial partners may also be required to submit pre-market information to the FDA about food developed through biotechnology. Adverse publicity could lead to greater regulation and trade restrictions on imports and exports of genetically modified products. Changes in the policies of U.S. and foreign regulatory bodies could increase the time required to obtain regulatory approval for each new product.

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

If our results of operations continue to fluctuate and if quarterly results are poor or lower than the expectations of securities analysts, then the price of our common stock could fall.

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

There is substantial overhang in the market for our stock. This means we have a number of stockholders who own our common stock or securities convertible into our common stock who are eligible to convert and/or sell their shares into the public trading market due to recent registration statements or the elapse of sufficient time. These individuals have not yet sold their shares into the publicly trading market. If all of our warrant holders converted their shares and sold them into the market or our employees, convertible note holders and the former TissueInformatics.Inc shareholders sold their shares into the market, the price of our common stock would likely go down.

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

RECENT EVENTS

On March 11, 2004, we closed the acquisition of TissueInformatics.Inc, a privately-held company, which specializes in the development and application of automated pathology software for the quantitative analysis of tissue changes in drug discovery, disease assessment, toxicology, and tissue engineering. The acquisition was an all-stock transaction in which approximately 3.4 million shares of common stock were issued, valued at approximately $4.6 million. Approximately 2.7 million additional shares of common stock could have been issued subject to certain performance milestones as specified in the merger agreement. In connection with our earnings release on March 24, 2005, we disclosed that the performance milestones were not reached and that all intangible assets resulting from the acquisition had been written off as of December 31, 2004.

On October 19, 2004, Icoria entered into a series of agreements with Laurus Master Fund, Ltd., (“Laurus”) whereby Icoria received $5,000,000 gross proceeds through the sale of a three-year convertible term note. In accordance with the terms of the note, the note is payable in cash or convertible into Icoria common stock at a fixed conversion price of $0.53 per share subject to certain conditions relating to increases in the price of Icoria’s common stock above $0.59 per share and the actual trading volume of Icoria’s common stock. Laurus may also elect to have interest paid in stock at a fixed conversion price of $0.53 per share. The note is collateralized by essentially all of Icoria’s otherwise unencumbered fixed assets. In connection with the financing, Icoria paid approximately $200,000 of costs and expenses of Laurus and has issued warrants for the purchase of 1,650,943 shares of common stock at a weighted average price of $0.79. One half of the warrants expire two years after issuance and the other half of the warrants expire five years after issuance. In addition, Icoria also paid a placement agent approximately $400,000 and issued a five-year warrant to purchase an aggregate of 843,396 of shares of common stock exercisable at $0.53 per share. The placement agent also previously received consideration consisting of a warrant for 100,000 shares of common stock exercisable at $0.72 per share in connection with entering into the placement agency agreement dated July 14, 2004. These warrants also expire five years after issuance.

On March 23, 2005, Icoria sold selected agricultural assets related to the field of transgenic traits for agriculture to Monsanto Company. Under the terms of the agreement, Monsanto paid $4,750,000 with an additional installment payment of $1,180,000 due in January 2006. A payment of $820,000 may also be due in January 2006 if Icoria meets certain transition milestones. As part of the sale, Monsanto agreed to assume the remaining five years on a 32,000 square foot facility lease and hire approximately sixty of Icoria’s employees beginning in May 2005. Since essentially all of the fixed assets transferred to Monsanto served as collateral for the Laurus note, we agreed to provide Laurus with $100,000 in additional interest and to prepay an additional $430,000 in principal in the event that Laurus is unable to convert this amount of the note by October 1, 2005. Due to the sale of these assets, Icoria’s existing six-year commercial partnership with Monsanto was amended to terminate in May 2005, approximately nine months before its previously scheduled end date, and the total contract value was reduced by $1,400,000.

ITEM 2.	PROPERTIES.

We currently lease an aggregate of approximately 106,600 square feet of single-story and multi-story office and laboratory facilities in Research Triangle Park and Durham, North Carolina. The first building lease, for approximately 20,400 square feet on South Miami Boulevard in Durham, North Carolina expires August 31, 2005. The second lease is for two buildings on T. W. Alexander Drive in Research Triangle Park, North Carolina, one of approximately 54,000 square feet and one of approximately 32,000 square feet, expires on November 18, 2010. We have the option to renew all leases. We also have an option to require a real estate investment trust to develop and finance an additional two-story laboratory and office facility covering approximately 50,000 square feet on our current site on Alexander Drive in Research Triangle Park, North Carolina. As a result of the Monsanto transaction, Monsanto agreed to assume the remaining five year commitment on the 32,000 square foot building on Alexander Drive.

As a result of the acquisition of TissueInformatics.Inc, we now lease approximately 7,200 square feet of office and laboratory facilities in Pittsburgh, Pennsylvania. The building lease expires on February 28, 2006.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the year ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock, par value $.01 (“common stock”) per share, is traded on the Nasdaq SmallCap Market (“Nasdaq”) under the symbol “ICOR.” Our common stock was traded on the Nasdaq National Market until December 17, 2004. On August 17, 2004, the Company changed its corporate identity from Paradigm Genetics, Inc. to Icoria, Inc., changing the stock symbol from “PDGM” to “ICOR”. The following table sets forth for the periods indicated the range of high and low sales prices for the common stock as reported by Nasdaq.

	HIGH	LOW
2004
First Quarter	$1.70	$1.15
Second Quarter	$1.48	$0.70
Third Quarter	$0.82	$0.34
Fourth Quarter	$0.96	$0.32

2003
First Quarter	$0.74	$0.16
Second Quarter	$1.94	$0.46
Third Quarter	$1.65	$1.04
Fourth Quarter	$1.53	$1.01

Stockholders

As of March 14, 2005, there were approximately 287 holders of record of our common stock and, according to our estimates, approximately 5,312 beneficial owners.

Dividends

We have never declared or paid dividends on our capital stock and do not anticipate paying any dividends in the foreseeable future. As a result of our indebtedness with Silicon Valley Bank, they would have to consent to the payment of any dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our consolidated financial data for each of the five years in the period ended December 31, 2004. The statement of operations data for the years ended December 31, 2004, 2003 and 2002, and the balance sheet data as of December 31, 2004 and 2003 have been derived from our audited financial statements beginning on page F-1 of this report. The statement of operations data for the years ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001 and 2000 have been derived from audited financial statements that are not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data shown below should be read in conjunction with our financial statements and the notes to those financial statements beginning on page F-1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 23 of this report.

	Years Ended December 31,
(in thousands, except per share amounts and shares outstanding)	2004	2003	2002	2001	2000
Statement of Operations Data:
Revenues:
Commercial partnerships and government contract	$22,924	$19,085	$16,823	$24,337	$9,837
Grant revenue	1,655	2,046	360	130	500

Total revenues	24,579	21,131	17,183	24,467	10,337

Operating expenses:
Research and development	26,733	24,489	26,386	28,013	19,186
Selling, general and administrative	10,005	8,268	10,909	12,398	10,131
Impairment of intangible assets	1,875	—	—	—	—

Total operating expenses	38,613	32,757	37,295	40,411	29,317

Loss from operations	(14,034)	(11,626)	(20,112)	(15,944)	(18,980)
Interest income (expense), net	(436)	(492)	(185)	(39)	1,256

Income (loss) from continuing operations	(14,470)	(12,118)	(20,297)	(15,983)	(17,724)
Loss from discontinued operations	53	(36)	(3,173)	(65)	—

Net loss	(14,417)	(12,155)	(23,470)	(16,048)	(17,724)
Beneficial conversion of Series C Preferred Stock	—	—	—	—	(12,000)

Net loss attributable to common stockholders	$(14,417)	$(12,155)	$(23,470)	$(16,048)	$(29,724)

Net loss per common share - basic and diluted:
Loss per share from continuing operations	$(0.40)	$(0.38)	$(0.63)	$(0.59)	$(1.61)
Loss per share from discontinued operation	—	—	(0.10)	—	—

Net loss per common share	$(0.40)	$(0.38)	$(0.73)	$(0.59)	$(1.61)

Weighted average common shares outstanding—basic and diluted	35,670,589	32,313,258	31,973,527	27,264,022	18,434,804

	December 31,
(in thousands)	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$9,598	$16,285	$10,909	$10,736	$36,000
Working capital (deficiency)	(674)	4,196	(1,148)	(4,932)	16,003
Long-term investments	—	—	10,324	32,256	8,528
Total assets	29,270	39,454	52,622	85,087	75,465
Long-term debt and capital lease obligation, net of current portion	4,802	3,846	3,378	7,678	10,753
Accumulated deficit	(98,977)	(84,559)	(72,405)	(48,934)	(32,887)
Total stockholders’ equity	10,779	19,514	30,687	53,244	39,614

Selected Quarterly Financial Data

(unaudited)

	2004
(in thousands, except per share amounts)	First	Second	Third	Fourth	Total
Revenues	$4,888	$6,254	$7,120	$6,317	24,579
Loss from operations	(3,632)	(3,557)	(3,013)	(3,832)	(14,034)
Loss from continuing operations	(3,694)	(3,621)	(3,060)	(4,095)	(14,470)
Income (loss) from discontinued operations	23	3	6	21	53
Net loss	(3,671)	(3,618)	(3,054)	(4,074)	(14,417)
Net loss per common share	$(0.11)	$(0.10)	$(0.08)	$(0.11)	$(0.40)

	2003
(in thousands, except per share amounts)	First	Second	Third	Fourth	Total
Revenues	$4,067	$5,597	$6,001	$5,466	$21,131
Loss from operations	(4,017)	(3,362)	(2,052)	(2,195)	(11,626)
Loss from continuing operations	(4,141)	(3,465)	(2,280)	(2,232)	(12,118)
Income (loss) from discontinued operations	25	(121)	37	23	(36)
Net loss	(4,117)	(3,587)	(2,243)	(2,208)	(12,155)
Net loss per common share	$(0.13)	$(0.11)	$(0.07)	$(0.07)	$(0.38)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand Icoria, Inc., our operations and our present business environment. This section is provided as a supplement to—and should be read in conjunction with our consolidated financial statements and the accompanying notes. This overview summarizes the discussion and analysis, which includes the following sections:

•	Our Business — a general description of our business and the biotechnology industry, our strengths and strategic initiatives, our value drivers, and challenges, risks and opportunities of our business.

•	Liquidity and Capital Resources — an overview of financial position, an analysis of cash flows, sources and uses of cash, contractual obligations and the impact of the Monsanto transaction on our liquidity position.

•	Operations Review — an analysis of our company’s results of operations presented in our financial statements.

•	Application of Critical Accounting Policies — a discussion of accounting policies that require critical judgments and estimates.

•	Forward-Looking Statements — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

Our Business

General

Icoria is a biotechnology company that uses gene expression, metabolomics and tissue feature profiling to identify biomarkers to accelerate drug discovery. In addition to its internal drug discovery program, the company provides services to clients in the pharmaceutical, biotech, agriculture, academic and public health research sectors. We are developing our business by partnering with pharmaceutical, biotech and agricultural companies and entities, while building our own portfolio of products. Additionally, we are leveraging our existing infrastructure to provide services that generate near-term revenue. We are in the process of fundamental change to sharpen our focus on healthcare. Our shift towards becoming a healthcare-focused company is a central priority along with continuing to service our existing customers.

In March 2005, we sold selected agricultural assets related to the field of transgenic traits for agriculture to Monsanto Company (“Monsanto”). Under the terms of the agreement, Monsanto paid $4,750,000 with an additional installment payment of $1,180,000 due in January 2006. A payment of $820,000 may also be due in January 2006 if we meet certain transition milestones. As part of the sale, Monsanto agreed to assume the remaining five years on a 32,000 square foot facility lease and hire approximately sixty of our employees beginning in May 2005. Due to the sale of these assets, our existing six-year commercial partnership with Monsanto was amended to terminate in May 2005, approximately nine months before its previously scheduled end date, and the total contract value was reduced by $1,400,000.

In March 2004, we acquired TissueInformatics.Inc, a privately held company, which develops and applies automated pathology software for the quantitative analysis of tissue changes in drug discovery, disease assessment, toxicology, and tissue engineering. We believe this acquisition provides Icoria with a unique competitive advantage as the first company to combine gene expression profiling, biochemical profiling and quantitative tissue analysis in a systems biology approach to life sciences discovery. It is through this combination and analysis of different biological data streams that we can identify novel biomarkers and targets that were previously inaccessible due to biological “noise.” While we initially thought we would also be able to sell TissueInformatics technology as a stand-alone software product, we were unable to realize these plans in a timely manner.

Our business model targets near-term and mid-term revenues and cash flow from our current commercial partnerships, government contracts and grants, new commercial partnerships and our gene expression analysis service business - Paradigm Array Labs™ (“PAL”). In the long term, we are targeting revenues and cash flow through the development of our proprietary product portfolio. Our current proprietary product development efforts are focused on diagnostics for liver disease and injury, biomarkers and drugs for diabetes and obesity.

Commercial Revenue

We have been servicing several revenue generating partnerships and contracts while we also have been developing our PAL services business. Notably, two of our revenue generating contracts end in 2005 as a result of termination and sale. The table below presents these revenue sources which historically have been derived from customers in both the healthcare and agriculture industries:

(in millions)	Potential Contract Value*	Revenue Recognized prior to 2001	2001 Revenues	2002 Revenues	2003 Revenues	2004 Revenues	Remaining Potential Revenue to be Recognized**
Healthcare:
NIEHS	$32.2	$—	$—	$0.1	$3.2	$6.7	$22.2
ATP grant	9.7	—	—	0.2	2.0	1.7	5.8
SBIR contracts	1.6	—	—	—	—	—	1.6
PAL	N/A	—	—	—	—	1.0	N/A
Other	N/A	—	—	1.2	0.1	0.1	N/A

Total Healthcare	43.5	—	—	1.5	5.3	9.5	29.6
% Change from prior year			—%	Over 100%	Over 100%	79%
Agriculture:
Bayer	35.7	11.6	13.1	4.7	3.1	2.4	0.8
Monsanto	53.6	1.2	11.2	11.0	12.3	10.2	7.7
Pioneer Hi-Bred	9.0	—	—	—	—	2.5	6.5
DuPont	0.5	—	—	—	—	—	0.5
Other	N/A	—	0.2	—	0.4	—	N/A

Total Agriculture	98.8	12.8	24.5	15.7	15.8	15.1	15.5
% Change from prior year			Over 100%	(35%)	—%	(4%)

Total Revenue	$142.3	$12.8	$24.5	$17.2	$21.1	$24.6	$45.1

*	Includes potential milestone payments over the remaining term of the contracts and excludes potential royalties.

**	There can be no guarantee that we will achieve these revenues.

N/A	Not applicable to this data point.

We have a $23.8 million five-year contract with the National Institute of Environmental Health Sciences (“NIEHS”) that was signed in September 2002 and began contributing to our revenue in the fourth quarter of 2002. In April 2003, we announced that NIEHS exercised an $8.4 million option under this contract bringing the total contract value to $32.2 million. Under the terms of the contract we will use our technologies to determine how toxicants work and cause damage at the cellular level.

In addition, we currently have a government grant and two Small Business Innovative Research (“SBIR”) Contracts. Our Advanced Technology Program (“ATP”) grant from National Institute of Standards and Technology (NIST) was awarded in June 2002 for $11.7 million over five years to develop innovative tools for target discovery through the analysis of complex coherent data sets. This grant, the largest bioinformatics grant ever awarded in NIST’s Advanced Technologies Program history, supports the development of methods and tools for the creation, evaluation and analysis of coherent data sets. The grant will be shared between the joint venture partners, currently Icoria and Agilent Technologies, based on the research work plan. Our SBIR grants involve the study of biomarkers for liver injury and alcohol-related diseases

During 2003, we began our PAL services business. We have seen significant demand for PAL services which caused PAL revenues to increase by nearly $1.0 million during 2004. PAL services have a shorter sales cycle than the rest of our business and tend to have smaller contracts.

The Company has commercial partnerships that are presently winding down with Bayer CropScience, a subsidiary of Bayer AG, (“Bayer”) in the area of crop protection and Monsanto as well as our ongoing contract with Pioneer Hi-Bred International, Inc. (“Pioneer”), a subsidiary of E.I. du Pont de Nemours and Company, in the area of crop trait discovery. On November 19, 2004, we received a notice of termination from Bayer regarding the September 1998 agreement, as amended. We anticipate that the majority of the work remaining under the agreement will be substantially completed by the end of March 2005. Under the terms of the agreement, we will earn additional fees as the final assays are delivered. We received a termination fee in January 2005 of $575,000. The partnership with Monsanto was signed in November 1999 and began contributing revenues in the second quarter of 2000. As amended, the agreement committed Monsanto to a total partnership term of six years with committed funding through January 2006. Due to the sale of the related assets to Monsanto, our commercial partnership with Monsanto was amended to terminate in May 2005, approximately nine months before its previously scheduled end date, and the total contract value was reduced by $1,400,000.

The on-going three-year partnership with Pioneer was signed in December 2003 and began contributing to the Company’s revenues in the first quarter of fiscal year 2004. The Pioneer agreement may be terminated at December 31, 2005 upon the payment of a $500,000 termination fee, which exposes us to some risk of early termination. While we intend to exit the agriculture industry, we remain committed to completing our current contractual obligations.

2004 Performance

We ended 2004 with $9.6 million in cash, cash equivalents or short-term investments compared to $16.3 million at December 31, 2003. This equates to a use of cash and investments, net of financing proceeds, of $6.7 million in 2004 compared to $4.9 million in 2003, an increase of 37%. Our cash position will continue to be a major focus in 2005. We anticipate that the Monsanto transaction, coupled with a general refinement of our business plan, will materially reduce our costs and will provide us with sufficient capital to help us execute on our refocused business plan. However, we likely will seek to further strengthen our cash position through additional financings involving either debt or the sale of our common or preferred stock or both. We will consider all capital raising transactions available to us to enhance our cash positions. For further discussion of our cash position please see “Liquidity and Capital Resources” below.

During 2004, we set out to increase productivity gains, improve cost controls and gain market traction by signing new commercial deals, which would represent the acceptance and validation of our technology. We confronted many challenges this year including: the Bayer termination, a difficult trading market, the loss of our Chief Financial Officer and our inability to realize near term commercial value from our TissueInformatics technology. Strategically, we had identified the acquisition of TissueInformatics.Inc as a key step to creating powerful and unique technologies for healthcare research and discovery. We continue to believe in this strategy. However, due to the inability to generate significant revenues in the near term, we wrote off $1.9 million of intangible assets associated with the acquisition. We believe that despite these challenges we continued to build significant value, but our limited cash position has forced us to make difficult choices. The proceeds from the Monsanto transaction should enable us to make the transition to focus more on the healthcare industry while still delivering on our remaining agriculture contracts.

Some of the items of long-term value we have built and implemented during 2004 are:

•	Paradigm Array Labs™, which capitalizes on our in-house experience and knowledge base in microarray processing.

•	We continue to demonstrate advances in our biomarker technology and it has performed well in two customer pilot projects. While we have yet to obtain a large commercial contract for these services, we remain optimistic that our advance biomarker technology will garner commercial success in the near future.

We believe that our programs for the development of diagnostics for liver disease and injury, biomarkers and drugs for diabetes and obesity and development and application of automated pathology software will lead to long-term revenues, positive cash flow and ultimately, greater shareholder value.

Financially, we signed a new debt agreement with Laurus Master Fund, Ltd. (“Laurus”). This agreement provided $5.0 million in gross proceeds through the sale of a three-year convertible term note. The note is payable in cash or convertible into our common stock at a fixed conversion price of $0.53 per share subject to certain conditions relating to increases in the price of the our common stock above $0.59 per share and the actual trading volume of our common stock. Laurus may also elect to have interest paid in stock at a fixed conversion price of $0.53 per share. The note is collateralized by essentially all of our otherwise unencumbered fixed assets. In connection with the financing, the Company paid approximately $200,000 of costs and expenses of Laurus and has issued warrants for the purchase of 1,650,943 shares of common stock at a weighted average price of $0.79. One half of the warrants expire two years after issuance and the other half of the warrants expire five years after issuance. In addition, we also paid a placement agent approximately $400,000 and issued a five-year warrant to purchase an aggregate of 843,396 of shares of Common Stock exercisable at $0.53 per share. The placement agent also previously received consideration consisting of a warrant for 100,000 shares of common stock exercisable at $0.72 per share in connection with entering into the placement agency agreement dated July 14, 2004. These warrants also expire five years after issuance. In December 2004, Laurus converted $150,000 of principal on the convertible term note into 283,019 shares of our common stock. In addition, Laurus elected to convert accrued interest into 61,437 shares of our common stock. In January and February 2005, Laurus elected to convert approximately $1,120,000 of their note into 2,112,000 shares of our common stock.

In connection with the Monsanto Asset Purchase Agreement dated March 23, 2005, we agreed to provide Laurus with approximately $60,000 in additional interest and to prepay an additional $430,000 in principal in the event that Laurus is unable to convert this amount of the note by October 1, 2005.

Liquidity and Capital Resources

We have historically financed our operations through the sale of common and preferred stock, debt and capital lease financing, payments received from commercial partnerships and government grants. From our inception through December 31, 2004, we have raised an aggregate of approximately $95.5 million in equity issues and approximately $30.1 million in proceeds from secured debt financing.

At December 31, 2004, we had cash, cash equivalents and short-term investments totaling approximately $9.6 million. We currently see several factors which could negatively impact our cash position:

•	We are obligated to maintain a ratio of unrestricted cash and investments to Silicon Valley Bank debt of at least 1.75. For purposes of the covenant calculation, Silicon Valley Bank debt includes all letters of credit issued using capacity under the line of credit. If we were to default on this financial covenant, we may be required to pay off the loan with Silicon Valley Bank. At December 31, 2004, the amount outstanding under the term loan with Silicon Valley Bank was $3.4 million, and the ratio of cash and investments to Silicon Valley Bank debt ratio was 2.81.

•	Our operations continue to use cash and will continue to do so for the foreseeable future.

•	Our cash equivalents and short-term investments are invested in financial instruments with interest rates based on financial market conditions and as such we are exposed to interest rate fluctuations.

If we were required to pay off the loan with Silicon Valley Bank, we believe our remaining cash would be sufficient to support our operations at least into the second quarter of 2006. Please see the section entitled “Future Cash Commitments” and “Outlook for 2005” below, for further details.

During October 2004, we paid, without penalty, the remaining balance of the debt to General Electric Capital Corporation.

On October 19, 2004, we entered into a series of agreements with Laurus whereby Icoria received $5,000,000 gross proceeds through the sale of a three-year convertible term note as set forth above in “2004 Performance”.

In order to best understand the Company’s cash flow, management believes that the cash flow measure presented below, which includes short-term and long-term investments, is an appropriate measure for evaluating our liquidity, because this reflects all liquid resources available for strategic opportunities including, among others, to invest in the business and continue operating activities. However, this measure should be considered in addition to, and not as a substitute for, or superior to, cash flows, prepared in accordance with GAAP in the United States.

(in millions)	2004	2003	2002
Net cash used in operating activities	($7.0)	($5.3)	($13.4)
Net cash provided by (used in) investing activities, excluding purchases and maturities of short-term and long-term investments	0.9	(0.4)	(1.0)
Net cash (used in) provided by financing activities	(0.6)	0.8	(7.4)

Net decrease in cash, cash equivalents, short-term investments and long-term investments	(6.7)	(4.9)	(21.8)
Cash, cash equivalents, short-term investments and long term investments, beginning of period*	16.3	21.2	43.0

Cash, cash equivalents, short-term investments and long term investments, end of period*	$9.6	$16.3	$21.2

*	Cash, cash equivalents, short-term and long-term investments exclude restricted cash.

Cash used in operating activities:

•	In 2004, cash used in operating activities primarily consisted of operating losses, decreases in liabilities and deferred revenue and increases in inventory offset, in part, by non-cash expenses (primarily depreciation) and net positive changes in other working capital balances as a result of improved cash management activities. Deferred revenue consists of payments made by Monsanto offset by the revenue we recognize under this commercial partnership.

•

In 2003, cash used in operating activities primarily consisted of operating losses and a decrease in deferred revenue offset, in part, by the add back of non-cash expenses (primarily depreciation and stock-based compensation) and positive changes in other working capital balances as a result of improved collection activities. Deferred revenue consists of payments made by customers in advance of the revenue we recognize related to these customers.

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

In 2005, we expect our net cash used in operating activities will decrease when compared to 2004. We are expecting reductions in our cost structure resulting from the Monsanto transaction and our focus on our healthcare opportunities. Please see “Outlook for 2005” below. No assurance can be given that we will earn the new revenues anticipated in 2005 or achieve any significant planned cost reductions.

Cash provided by (used in) investing activities:

•	In 2004, cash provided by investing activities primarily consisted of cash acquired in connection with our acquisition of TissueInformatics. This was offset in part by investments in laboratory and data processing equipment for our PAL services unit and technology platforms.

•	In 2003, cash used in investing activities primarily consisted of investments in laboratory and data processing equipment for our technology platforms.

We expect our cash provided by investing activities will increase in 2005 compared to 2004 due to the proceeds from the Monsanto transaction, partially offset by additional investments in our PAL services unit and technology platforms.

Cash provided by (used in) financing activities:

•	In 2004, cash provided by financing activities primarily consisted of the receipt of approximately $5.0 million gross proceeds from our financing with Laurus Master Fund of which we used approximately $0.3 million to pay off our equipment financing with General Electric Capital Corporation. In addition, we had net repayments under our notes payable for equipment financing of approximately $2.6 million and repaid $2.3 million on our line of credit with Silicon Valley Bank.

•	In 2003, cash provided by financing activities primarily consisted of the receipt of approximately $5.0 million from our financing with Silicon Valley Bank of which we used approximately $3.0 million to pay off our equipment financing with one financial institution, which carried higher interest rates. We also drew down approximately $2.3 million from the revolving line of credit with Silicon Valley Bank, which was repaid in January 2004. In addition, we had net repayments under our notes payable for equipment financing of approximately $3.3 million.

•	In 2002, cash used in financing activities primarily consisted of net repayments under our notes payable for equipment financing in accordance with the debt agreements. We paid off our senior term loan of $2.0 million and had net repayments under our notes payable for equipment financing of approximately $5.2 million.

If we are not successful in raising funds through additional debt, the sale of equities or any other capital or proceeds generating transaction, we expect to use cash in financing activities in 2005 when compared to cash provided by financing activities in 2004. See future cash commitment table below for further details.

Reconciliation to GAAP Cash Flow

Under GAAP, cash flows from investing activities above would improve by net maturities of investment securities and unrealized gains and losses on investments; also under GAAP, cash and cash equivalents at the beginning and end of the period would be less, as they would exclude short and long-term investments. The following table presents these differences:

(in millions)	2004	2003	2002
Changes to cash flow from investing activities
Net maturities of investments	$9.1	$6.1	$21.6
Unrealized (gains) and losses	—	0.1	(0.1)

Total change to cash flow from investing activities	9.1	6.2	21.5
Beginning of the period exclusions
Short-term investments	9.1	5.0	4.6
Long-term investments	—	10.3	32.3
End of the period exclusions
Short-term investments	—	9.1	5.0
Long-term investments	—	—	10.3

Cash Commitments

The table below presents our future cash commitments associated with long-term debt, capital leases and operating leases.

(in millions)	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt*	$2.0	$2.7	$2.6	$—	$—	$—	$7.3
Capital leases	0.1	—	—	—	—	—	0.1
Operating leases	2.3	2.2	2.2	2.3	2.4	2.1	13.5

Total	$4.4	$4.9	$4.8	$2.3	$2.4	$2.1	$20.9

*	Amounts from Silicon Valley Bank and Laurus Master Fund.

Based on the above discussion including the funds provided by the Monsanto transaction, we believe that we have sufficient cash to fund our operations into the second quarter of 2006. Due to the Monsanto transaction, approximately $3.8 million of future minimum operating lease payments will be assumed by Monsanto beginning in May 2005. We expect to raise additional funds to support our expanding research and development programs, through public or private issuances of our equity securities, additional debt financing or both. No assurance can be given that such additional financings will be available or, if available, can be obtained on terms acceptable to us.

Results of Operations

Years Ended December 31, 2004 and 2003

Revenues

The table below presents our revenue sources for 2004 compared to 2003.

	December 31,		Increase (Decrease)	% Increase (Decrease)	Notes
(in millions)	2004	2003
Bayer	$2.4	$3.1	$(0.7)	(23%)	1
Monsanto	10.2	12.3	(2.1)	(17%)	2
NIEHS	6.7	3.2	3.5	109%	3
Pioneer	2.5	—	2.5	*	4
Paradigm Array Labs	1.0	—	1.0	*	5
Grant revenues	1.7	2.1	(0.4)	(19%)	6
Other	0.1	0.4	(0.3)	(75%)	7

Total Revenue	$24.6	$21.1	$3.5	17%

*	Increase greater than 200%

Notes:

1.	The Company recognizes revenues relating to its partnership with Bayer in two components, gene discovery and assay development. For the gene discovery component, from which the majority of the revenue is generated, the Company recognizes revenue by comparing the number of genes analyzed during the period to the total number of genes to be analyzed over the term of the contract. During the three months ended June 30, 2004, the Company successfully completed the gene analysis portion of the contract. Therefore, there was no revenue associated with the gene discovery component during the third and fourth quarters of 2004. For the assay component, the Company recognizes revenue when Bayer accepts assays. There was no significant difference in revenues related to assays in the 2004 compared to 2003. On November 19, 2004, we received a notice of termination from Bayer regarding the September 1998 agreement, as amended. We anticipate that the majority of the work remaining under the Agreement will be substantially completed by the end of March 2005. Under the terms of the Agreement, we will earn additional fees as the final assays are delivered. We received a termination fee in January 2005 of $575,000.

2.	We recognize revenues relating to our partnership with Monsanto by comparing the number of genes analyzed to the total number of genes to be analyzed. Revenues related to this commercial partnership declined in 2004 when compared to 2003 as the project enters later phases in which there is a decrease in the number of genes analyzed. In March 2005, we sold selected agricultural assets related to the field of transgenic traits for agriculture to Monsanto Company. Due to the sale of these assets, our existing six-year commercial partnership with Monsanto was amended to terminate in May 2005, approximately nine months before its previously scheduled end date, and the total contract value was reduced by $1,400,000.

3.	We recognize revenues relating to our partnership with NIEHS as samples are processed. In 2004, revenues increased as a result of the continued ramp up in the number of samples processed under this contract as well as certain short-term opportunities which occurred primarily during the third quarter of 2004. In 2005, we expect revenues on this contract to continue at the same level as 2004.

4.	We recognize revenues relating to our partnership with Pioneer by comparing the number of plant lines analyzed during the period to the total number of plant lines to be analyzed over the term of the three-year contract. This commercial partnership was signed in December 2003.

5.	We recognize revenues relating to our service business, Paradigm Array Labs™, as the Company completes work for its various customers. The Company expects that revenues related to this service will increase in 2005 when compared to 2004. We have already signed contracts under which we expect to generate significant revenue in the 2005.

6.	We recognize revenues under our grants as the related expenses are incurred. Grant revenues for the 2004 were generated from the ATP grant. Grant revenues for 2003 were generated from our ATP grant and a grant from the National Science Foundation. Our ATP grant revenues for 2003 included revenue from a realignment of the ATP contract which resulted in increased revenue during 2003. We are expecting that revenues from our ATP grant will be slightly lower in 2005 when compared to 2004.

7.	Other revenues in 2004 were primarily comprised of revenues from L’Oreal, a subsidiary of L’Oréal S.A. (“L’Oréal”). In 2003, other revenues were primarily comprised of a one-time agriculture service contract. The L’Oréal contract was for the development and license of TissueInformatics® software for the automated pathology slide screening of tissue-engineered skin. L’Oreal accepted an initial phase of the related research, but has halted the contract indefinitely pending their further evaluation of this software.

Operating Expenses

The table below presents our operating expenses for 2004 compared to 2003.

(in millions)	December 31,		Increase (Decrease)	% Increase (Decrease)	Notes
	2004	2003
R&D Expenses
Payroll, lab supplies and other expenses	$23.1	$21.0	$2.1	10%	1
Depreciation and amortization	3.6	3.1	0.5	16%	2
Stock-based compensation	—	0.4	(0.4)	(100%)	3

Total R&D Expenses	26.7	24.5	2.2	9%
SG&A Expenses
Payroll and other expenses	8.1	5.8	2.3	40%	4
Depreciation and amortization	1.8	2.0	(0.2)	(10%)	2
Stock-based compensation	0.1	0.5	(0.4)	(80%)	3

Total SG&A Expenses	10.0	8.3	1.7	20%
Impairment of Intangible Assets	1.9	—	1.9	*	5

Total Operating Expenses	$38.6	$32.8	$5.8	18%

Notes:

1.	Our costs increased during 2004 when compared to 2003. The increase was primarily related to increased headcount,

laboratory supplies, consulting, subcontractor and other costs, which increased approximately $3.6 million as we incurred direct costs related to the increase in our revenues and ramped up our PAL services as well as the TissueInformatics operations. The increase in these costs was partially offset by a decline in license costs. We are expecting our payroll, lab supply and other expenses to decrease in 2005 when compared to 2004 due to the reductions caused by the Monsanto transaction and staff reductions at our TissueInformatics operations and as we begin to reduce our activities on our agriculture contracts.

2.	Total depreciation expense decreased in 2004 when compared to 2003 due to some older assets being fully depreciated. This decrease was partially offset by additional amortization of the intangible assets and depreciation of the equipment acquired with the TissueInformatics acquisition. We expect this trend to increase in 2005 when compared to 2004 due to the sale of assets in the Monsanto transaction and the write off of the TissueInformatics intangible assets in late 2004.

3.	Total stock-based compensation expense decreased in 2004 when compared to 2003, primarily due to amortization of only a small balance of deferred compensation remaining at December 31, 2003. During late 2004, we recorded $0.3 million in additional stock based compensation expense related to restricted stock awards. We expect these restricted stock awards will be amortized into expense in 2005, causing stock-based compensation to increase in 2005.

4.	Our costs increased during 2004 when compared to the 2003. This increase was primarily related to payroll and related costs which increased approximately $0.4 million, non-payroll related sales and marketing costs which increased by $0.7 million and facilities costs which increased $0.2 million. All of these costs increased primarily due to higher headcount associated with the expansion of the sales and marketing function and related to the TissueInformatics operations. Other expenses, which consist primarily of professional expenses, such as legal and accounting fees, facilities costs, patent fees and conference costs also increased slightly. We are expecting our payroll and other expenses to decrease in 2005 when compared to 2004 as we reduce the size of our operations due to the Monsanto transaction.

5.	During 2004, we recorded a non-cash charge to write off the intangible assets from the TissueInformatics acquisition. We do not have any intangible assets remaining from this acquisition as of December 31, 2004.

Divestiture

We are reporting a small gain from discontinued operations in 2004. In November 2002, we decided to discontinue the operations of our plant genotyping business, ParaGen and in February 2003 we sold ParaGen, to DNA Landmarks. We recognized an income contribution from discontinued operations as we recognized royalties from the sale during 2004. We expect these gains will decrease in 2005.

Interest Income (Expense), Net

Interest income (expense), net represents interest earned on our cash, cash equivalents and short-term and long-term investments, offset by interest expense on long-term debt and capital leases. Interest expense net, decreased to approximately $436,000 for the year ended December 31, 2004 compared to $492,000 for the year ended December 31, 2003. This decrease was primarily attributable to a decrease in interest expense. Interest expense declined as a result of the Silicon Valley Bank financing that the Company closed in July of 2003. The financing replaced some of the Company’s existing debt, which carried higher interest rates. The Company expects that net interest expense will increase primarily as a result of the new $5,000,000 Laurus note, net of a reduction in interest expense costs due to the repayment of the debt.

Net Loss

Net loss increased 19% to approximately $14.4 million for the year ended December 31, 2004, compared to approximately $12.2 million for the year ended December 31, 2003. The increase in the net loss was primarily due to higher revenues between the two periods offset by higher research and development costs, higher selling, general and administrative costs and the impairment of the TissueInformatics intangible assets.

Years Ended December 31, 2003 and 2002

Revenues

The table below presents our revenue sources for 2003 compared to 2002.

(in millions)	December 31,		Increase (Decrease)	% Increase (Decrease)	Notes
	2003	2002
Bayer	$3.1	$4.7	$(1.6)	(34%)	1
Monsanto	12.3	11.1	1.2	11%	2
NIEHS	3.2	0.1	3.1	*	3
Grant revenues	2.1	0.3	1.8	*	4
Other	0.4	1.0	(0.6)	(60%)	5

Total Revenue	$21.1	$17.2	$3.9	23%

*	Increase greater than 200%

Notes:

1.	We recognize revenues relating to our partnership with Bayer in two components, gene discovery and assay development. For the gene discovery component, from which the majority of the revenue is generated, we recognize revenue by comparing the number of genes analyzed to the total number of genes to be analyzed. As this contract has entered its later phases, there is a corresponding decrease in the number of genes analyzed. Therefore, the revenue associated with the gene discovery component has declined. For the assay component, we recognize revenue when Bayer accepts assays. There was no significant difference in revenues related to assays in 2003 compared to 2002. The combined result is a decrease in the total revenue recognized for Bayer in 2003 when compared to 2002.

2.	We recognize revenues relating to our partnership with Monsanto by comparing the number of genes analyzed to the total number of genes to be analyzed. During 2002, we announced that the research plan under this partnership had been revised. The revision to the research plan slowed the timing of our revenue recognition during the fourth quarter 2002, and thus lowered the total revenue recognized for 2002. Therefore we saw an increase in total revenue for Monsanto in 2003 when compared to 2002.

3.	We recognize revenues relating to our partnership with NIEHS as samples are processed. In 2003, revenues increased as a result of the continued ramp up in the number of samples processed under this contract.

4.	We recognize revenues under our grants as the related expenses are incurred. Grant revenues for the year ended December 31, 2003 were generated from our ATP grant and one grant with NSF. Grant revenues for the year ended December 31, 2002 were generated from our ATP grant and two grants with NSF. The revenue increase between 2002 and 2003 is primarily related to our ATP grant.

5.	Other revenues in 2003 were primarily comprised of a one-time service contract compared to 2002 when other revenues were primarily comprised of revenue from our commercial partnership with VDDI Pharmaceuticals which ended in December 2002.

Research and Development and Selling, General and Administrative Expenses

The table below presents our operating expenses for 2003 compared to 2002.

(in millions)	December 31,		Increase (Decrease)	% Increase (Decrease)	Notes
	2003	2002
R&D Expenses
Payroll, lab supplies and other expenses	$21.0	$22.5	$(1.5)	(7%)	1
Depreciation	3.1	3.6	(0.5)	(14%)	2
Stock-based compensation	0.4	0.3	0.1	33%	3

Total R&D Expenses	24.5	26.4	(1.9)	(7%)
SG&A Expenses
Payroll other expenses	5.8	8.3	(2.5)	(30%)	4
Depreciation	2.0	2.3	(0.3)	(13%)	2
Stock-based compensation	0.5	0.3	0.2	67%	3

Total SG&A Expenses	$8.3	$10.9	$(2.6)	(24%)

Total Operating Expenses	$32.8	$37.3	$(4.5)	(12%)

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

Interest Income (Expense), Net

Interest income (expense), net represents interest earned on our cash, cash equivalents and short-term investments and long-term investments offset by interest expense on long-term debt and capital leases. Interest expense, net was approximately $492,000 in 2003, compared to expense of approximately $185,000 in 2002.

Net Loss

Net loss decreased 48% to approximately $12.2 million for the year ended December 31, 2003, compared to approximately $23.5 million for the year ended December 31, 2002.

Outlook for 2005

We ended 2004 with $9.6 million in cash, cash equivalents and short-term investments. We believe that this cash balance, when combined with the proceeds from the Monsanto transaction and significant cost reductions, will be sufficient to support our operations into the second quarter of 2006; however, we will continue to pursue opportunities to increase our liquidity. To accomplish this, we will consider additional financing involving debt, the sale of our stock or both.

We believe that we will continue to see increased acceptance for our technologies in the market place as evidenced by our progress on biomarker pilots and the increasing revenue of our PAL services unit. In addition, we will increase our efforts to move into the development of our own pre-clinical pharmaceutical compounds. We will also work to complete our remaining obligations under our existing agriculture contracts and streamline our infrastructure to adapt to our more focused mission in human healthcare. Since we only expect to earn revenues on the Bayer and Monsanto contracts for part of 2005, we expect our overall revenues will decline from our 2004 revenues, but these revenue losses are expected to be offset by overall cost reductions.

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

The most significant estimate that management makes with respect to our financial statements is the progress to completion under our long-term commercial contracts. We currently recognize revenue based on a comparison of the number of genes analyzed to the total number of genes to be analyzed, on a contract-by-contract basis. We track the number of genes analyzed through our computer systems. If these computer systems were to incorrectly count the number of genes analyzed, our revenues may be impacted. Alternatively, if we were to incorrectly estimate the number of genes to be analyzed in order to complete our commercial contracts, our future revenues may be impacted.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004, or FAS 123R), “Share-Based Payment,” effective beginning after June 15, 2005. FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock purchase plans. We will be required to implement FAS 123R no later than the quarter that begins July 1, 2005. Our adoption will be applied on a modified prospective basis and measured and recognized on July 1, 2005. We are currently evaluating option valuation methodologies and assumptions in light of FAS 123R, and therefore cannot estimate the impact of our adoption at this time. These methodologies and assumptions may be different than those currently employed by the company in applying FAS 123, outlined in “Stock Award Plans” section of this note. We expect that our adoption of FAS 123R will have a material adverse impact on our consolidated results of operations and financial position.

On November 24, 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). The standard requires abnormal amounts of idle capacity and spoilage costs to be excluded from the cost of inventory and expensed when incurred. Additionally, the FASB made the decision to clarify the meaning of the term “normal capacity”. The provisions of SFAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect SFAS 151 to have a significant impact on our results of operations and its overall financial position.

In October 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”). Under EITF 04-8, contingently convertible debt securities with a market price trigger will be considered in diluted earnings per share computations regardless of whether the market price trigger has been met. The provisions of EITF 04-8 are applicable to earnings per share calculations beginning with the year ended December 31, 2004. The adoption of EITF 04-8 did not have a significant impact on our earnings per share calculation because any additional shares would be antidilutive.

Potential Volatility of Quarterly Operating Results and Stock Price

Our quarterly and annual operating results have fluctuated, and we expect that they will continue to fluctuate in the future. Factors that could cause these fluctuations include:

•	the allocation of our resources to different business facets;

•	the timing of the initiation, progress or cancellation of commercial partnerships;

•	the stage of maturity of our business;

•	the mix of work performed for our commercial partners and government contracts in a particular period;

•	the timing of internal expansion costs;

•	the timing and amount of costs associated with evaluating and integrating acquisitions, if any; and

•	overall market fluctuation in the industries in which we are most heavily invested.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have set forth a number of forward-looking statements with respect to our efforts to refine our business plan, our future requisitions, dispositions and areas of investment (Healthcare and Current Plans) and our ability to remain operational given our current resources (Financial).

Healthcare and Current Plans. Our assessment of future markets, our ability to execute on our new business plan to evolve into a healthcare focused company are fundamental assumptions and are forward-looking statements based on the transition of our company and the success of this transition. We cannot predict the future of the healthcare or biotech markets and therefore all of our statements related to our vision for Icoria or what we believe our business is becoming, are based on trends we have experienced and our perception of the markets for our services. All of the statements concerning our future healthcare operations and the refocusing of our business plan are forward-looking and they involve risks and uncertainties. Actual actions by Icoria may change or be materially different than those presented above due to changing circumstances.

Financials.

Our forecast of the period of time through which our financial resources will be adequate to support our operations and other statements contained in this report are forward-looking and involve risks and uncertainties. Actual results could vary as a result of a number of factors. We believe that our existing cash and investment securities and anticipated cash flow from existing revenue sources will be sufficient to support our current operating plan into the second quarter of 2006. We have based this estimate on assumptions that may prove to be wrong. It is possible that we may seek additional funding within this time frame. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available or, even if available, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results. Our future capital requirements will depend on many factors, including:

•	the number, breadth and progress of our research programs

•	our ability to establish additional and maintain current commercial partnerships

•	the achievement of the milestones under certain of our existing commercial partnerships

•	our commercial partners’ success in commercializing products developed under our commercial partnership agreements

•	our success in commercializing products to which we have retained the rights under our commercial partnerships

•	our ability to maintain a stock price sufficient to remain on the Nasdaq Small-Cap Market

•	the costs incurred in enforcing and defending our patent claims and other intellectual property rights

•	the costs and timing of obtaining regulatory approvals for any of our products

•	the ability of Icoria to achieve revenue levels and other business objectives

•	our expectations with regard to revenue and operating cash forecasts, and

•	our ability to maintain compliance with financial covenants.

The foregoing list of important factors is not comprehensive.

This report contains other forward-looking statements, including statements regarding: our ability to successfully develop and improve our Function Finder™system, our Gene to Cell to System™ approach, our metabolic profiling platform, databases and other technologies; the future prospects of our metabolomic platform, including the potential of the platform to improve the efficiency and lower the cost of drug discovery, decrease the time to market for new drugs, reduce toxic side effects of drugs, complement other genomic tools, and attract commercial partners to be a more efficient and proximal indicator of cellular physiology than genomics and proteomics platforms; our ability to industrialize the process of gene function discovery and metabolomics and generate information enabling the development of novel products; our ability to establish intellectual property protection for our gene function information, databases, processes and other technologies; product development and commercialization efforts; our strategy and market opportunities, anticipated increases in our revenues, and timing of revenues from commercial partnerships; our ability to meet or exceed our milestone targets and earn royalties under our commercial partnerships; our ability to enter into new partnerships and alliances; our intended use of the proceeds from our direct offering and other financial resources; our research and development and other expenses; our operational and legal risks; our ability to remain listed on the Nasdaq SmallCap Market; and our ability to build shareholder value.

Such statements are based on management’s current expectations and are subject to a number of risks, factors and uncertainties that may cause actual results, events and performance to differ materially from those referred to in the forward-looking statements. These risks include, but are not limited to: our early stage of development, history of net losses, technological and product development uncertainties, reliance on research collaborations, uncertainty of additional funding and ability to protect our patents and proprietary rights. These and other risks are discussed in Part I of this report, titled “Risk Factors.”

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

The securities held in our investment portfolio are subject to interest rate risk. Changes in interest rates affect the fair market value of the available-for-sale securities. A rise in interest rates would have an adverse impact on the fair market value of fixed rate securities. If interest rates fall, floating rate securities may generate less interest income. We manage the exposure to interest rate risks through investing in securities with maturities of five years, or less.

Additionally, we are exposed to risk from changes in interest rates as a result of our borrowing activities. At December 31, 2004, we had total debt of $7.4 million. The Company’s debt consists of a term loan with Silicon Valley Bank with approximately $ 3.4 million outstanding with a fixed interest rate of 7.75%; a term loan with Laurus Master Fund with approximately $ 4.9 million outstanding, excluding a loan discount balance; with a variable interest rate of prime plus 2.5% (7.75% at December 31, 2004), and capital lease obligations of approximately $107,000 outstanding, with a fixed effective interest rate of 15.5%. See Notes 10, 13 and 16 of Notes to Financial Statements. The Laurus Master Fund note does expose us to the risk of our own common stock price because if they are unable to convert the loan into common stock due to a low value in the market, we then must repay the loan in cash.

Icoria was not exposed to material market risks associated with activities in derivative financial instruments, other financial instruments, or commodity instruments as of the year ended December 31, 2004.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required pursuant to this item are included in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate herein by reference the information under the caption “Independent Public Accountants” contained in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. The following financial statements, and related notes, of Icoria, Inc. and the Report of Registered Independent Public Accounting Firm are filed as part of this Form 10-K.

(a)(2) Financial Statement Schedules. All financial statement schedules required by Item 15(a)(2) have been omitted because they are inapplicable or because the required information has been included in the Financial Statements or Notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this report on Form 10-K.

Exhibit Number	Description

********2.1	Agreement and Plan of Merger by and among the Registrant, TissueInformatics.Inc and TVM V Life Science Ventures GmbH & Co., KG dated January 29, 2004

********2.2	First Amendment to the Agreement and Plan of Merger by and between the Registrant and TissueInformatics.Inc. dated March 10, 2004

*^3.1	Restated Certificate of Incorporation

**3.2	Amended and Restated By-Laws

*4.1	Form of Common Stock Certificate

*10.1+	1998 Stock Option Plan (Filed as Exhibit 10.1)

*10.2Δ	Agreement between Bayer AG and the Registrant dated September 22, 1998, as amended (Exhibit 10.7)

*10.3Δ	Collaboration Agreement between the Monsanto Company and the Registrant, dated November 17, 1999 (Exhibit 10.8)

*10.4	Amended and Restated Lease Agreement, dated April 2000 between the Registrant and ARE-104 Alexander Road LLC (Filed as Exhibit 10.25.1)

*10.5	Lease Agreement between the Registrant and ARE-104 Alexander Road LLC dated April 2000 (Filed as Exhibit 10.25.2)

*10.6	Tenant Certificate and Agreement, dated January 11, 2000, between the Registrant and ING Investment Management, LLC (Filed as Exhibit 10.29)

*10.7	Warrant issued to Innotech Investments Limited, dated February 12, 1998 (Filed as Exhibit 10.47)

*10.8	First Amendment to Warrant issued to Innotech Investments Limited, dated April 2000 (Filed as Exhibit 10.47.1)

*10.9+	2000 Employee, Director and Consultant Stock Option Plan (Filed as Exhibit 10.48)

*10.10+	2000 Employee Stock Purchase Plan (Filed as Exhibit 10.49)

**10.11Δ	Alliance Agreement between LION Bioscience AG and the Registrant dated November 22, 2000 (Exhibit 10.18)

***10.12Δ	Amendment to Collaboration Agreement between Monsantoand the Registrant, dated August 30, 2001 (Filed as Exhibit 10.1)

****10.13	Extension and Amendment of Agreement dated September 21, 1998 between the Registrant and Bayer AG (Filed as Exhibit 10.1)

*****10.14+	2002 Non-qualified Stock Option Plan (Exhibit 10.25)

*10.15	Master Loan and Security Agreement, dated June 18, 1998, between the Registrant and Oxford Venture Leasing LLC (Filed as Exhibit 10.34)

******10.16Δ	Amendment No. 3 to the Monsanto/Paradigm Genetics Collaboration Agreement, dated September 23, 2002 (Exhibit 10.31)

*******10.17Δ	Award/Contract between National Institute of Environmental Health Sciences and the Registrant, dated September 30, 2002 (Exhibit 10.36)

******10.18Δ	Amendment No. 3 to Award/Contract between National Institute of Environmental Health Sciences and the Registrant, dated April 23, 2002 (filed as Exhibit 10.5)

******10.19+	Employment Agreement between the Registrant and Heinrich Gugger, dated July 10, 2002 (Exhibit 10.41)

******10.20+	Employment Agreement between the Registrant and Philip R. Alfano, dated November 22, 2002 (Exhibit 10.42)

*******10.21+	Employment Agreement between the Registrant and Thomas Colatsky, dated August 05, 2002 (Exhibit 10.43)

Exhibit Number	Description

******10.22+	Employment Agreement between the Registrant and J. Barry Buzogany, dated November 18, 2002 (Exhibit 10.44)

******10.23+	Agreement Related to Severance between the Registrant and James D. Bucci, dated May 01, 2002 (Exhibit 10.45)

******10.24+	Agreement Related to Severance between the Registrant and Keith R. Davis, dated November 22, 2002 (Exhibit 10.46)

******10.25+	Agreement Related to Severance between the Registrant and John E. Hamer, dated November 22, 2002 (Exhibit 10.47)

******10.26#	Extension and Amendment of Agreement dated September 21, 1998 between the Registrant and Bayer AG, dated as of November 11, 2003 (Termination of Agreement disclosed in Form 8-K filed November 24, 2004)

!10.27#	Pioneer Hi-Bred International, Inc. contract with the Registrant (Exhibit 10.28)

^^10.28	Securities Purchase Agreement, by and between Icoria, Inc. and Laurus Master Fund, Ltd., dated as of October 19, 2004 (Exhibit 10.1)

^^10.29	Master Security Agreement, by and between Icoria, Inc. and Laurus Master Fund, Ltd., dated as of October 19, 2004 (Exhibit 10.2)

^^10.30	Registration Rights Agreement, by and between Icoria, Inc. and Laurus Master Fund, Ltd., dated as of October 19, 2004 (Exhibit 10.3)

^^10.31	Form of Two Year Warrant, dated as of October 19, 2004 (Exhibit 10.4)

^^10.32	Form of Five Year Warrant, dated as of October 19, 2004 (Exhibit 10.5)

^^10.33	Placement Agency Agreement, by and between Icoria, Inc. and Stonegate Securities Inc., dated as of July 14, 2004 (Exhibit 10.6)

^^10.34	Registration Rights Agreement, by and between Icoria, Inc. and Stonegate Securities Inc., dated as of July 14, 2004 (Exhibit 10.7)

^^10.35	Form of Stonegate Securities Inc. Warrant, dated as of July 14, 2004 (Exhibit 10.8)

^^10.36	Form of Stonegate Securities Inc. Warrant, dated as of October 19, 2004 (Exhibit 10.9)

^^10.37	Secured Convertible Term Note, by and between Icoria, Inc. and Laurus Master Fund, Ltd., dated as of October 19, 2004 (Exhibit 10.9)

^^^10.38	Asset Purchase Agreement by and between Icoria and Monsanto Company dated March 23, 2005 (Exhibit 10.1)

^^^10.39	Assignment Agreement by and among Icoria, Inc., Monsanto Company and ARE 108 Alexander Road LLC dated March 23, 2005 (Exhibit 10.2)

^^^10.40	Loan Modification Agreement with Laurus Master Fund, Ltd. dated March 23, 2005 (Exhibit 10.4)

^^^10.41+	Brett Farabaugh’s offer letter for employment as the Vice President, Finance dated March 28, 2005 (Exhibit 10.5)

^^^10.42+	Dr. Johnson’s Letter of resignation dated March 24, 2005 (Exhibit 10.6)

10.43+	Director Compensation Arrangement

10.44+	Phillip R. Alfano Resignation

10.45	2003 Amended Employee, Director and Consultant Stock Plan

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Finance pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1 (File No. 333-30758)

**	Previously filed and incorporated herein by reference from the Form 10-K for the period ending December 31, 2000.

***	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 30, 2001.

****	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending June 30, 2001.

*****	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending September 31, 2002.

******	Previously filed and incorporated herein by reference from the Form 10-K for the period ending December 31, 2002.

*******	Previously filed and incorporated herein by reference from the Form 10-Q for the period ending June 30, 2003.

********	Previously filed and incorporated herein by reference from the Form 8-K filed on March 24, 2004.

!	Previously filed and incorporated herein by reference from the Form 10-K for the period ending December 31, 2003.

^	Amendment previously filed and incorporated herein by reference from the Form 10-Q for the period ending June 30, 2004.

^^	Previously filed and incorporated herein by reference from the Form 8-K filed on October 21, 2004.

^^^	Previously filed and incorporated herein by reference from the Form 8-K filed on March 29, 2005.

+	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the instructions to Form 10-K.

Δ	The Securities and Exchange Commission has previously granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

#	Confidential treatment requested from the Securities and Exchange Commission with respect to certain portions of this exhibit. The portions of the document for which confidential treatment has been granted are marked “Confidential” and such confidential portions have been filed separately with the Securities and Exchange Commission.

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

ICORIA, INC.

Dated: March 31, 2005	By:	/s/ HEINRICH GUGGER
Heinrich Gugger
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ HEINRICH GUGGER	President, Chief Executive Officer and Director	March 29, 2005
	Heinrich Gugger	(Principal executive officer)

By:	/s/ BRETT FARABAUGH	Vice President, Finance	March 29, 2005
	Brett Farabaugh	(Principal financial and accounting officer)

By:	/s/ G. STEVEN BURRILL	Director and Chairman of the Board	March 29, 2005
G. Steven Burrill

By:	/s/ ROBERT GOODMAN	Director	March 29, 2005
Robert Goodman

By:	/s/ SUSAN K. HARLANDER	Director	March 30, 2005
Susan K. Harlander

By:	/s/ LEROY E. HOOD	Director	March 31, 2005
Leroy E. Hood

By:	/s/ DOUGLAS R. MORTON, JR.	Director	March 29, 2005
Douglas R. Morton, Jr.

By:	/s/ MARK B. SKALETSKY	Director	March 30, 2005
Mark B. Skaletsky

By:	/s/ MICHAEL SUMMERS	Director	March 30, 2005
Michael Summers

By:	/s/ PETER G. TOMBROS	Director	March 29, 2005
Peter G. Tombros

By:	/s/ HENRI ZINSLI	Director	March 30, 2005
Henri Zinsli

ICORIA, INC.

(formerly Paradigm Genetics, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Icoria, Inc. (formerly Paradigm Genetics, Inc.)

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Icoria, Inc. (formerly Paradigm Genetics, Inc.) at December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

March 28, 2005

ICORIA, INC.

(formerly Paradigm Genetics, Inc.)

BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$9,598,136	$7,157,308
Short-term investments	—	9,127,200
Accounts receivable	1,816,125	2,975,800
Interest receivable	—	116,493
Prepaid expenses	719,663	784,350
Inventory	880,452	128,621

Total current assets	13,014,376	20,289,772
Restricted cash	1,404,543	1,404,543
Property and equipment, net	14,515,700	17,337,042
Other assets, net	335,123	422,357

Total assets	$29,269,742	$39,453,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,437,517	$1,131,946
Accrued liabilities	1,388,475	2,141,000
Deferred revenue	7,280,549	8,200,970
Long-term debt, current portion	2,537,141	2,152,663
Capital lease obligations, current portion	40,393	109,991
Revolving line of credit	—	2,331,514
Other liabilities	4,738	25,724

Total current liabilities	13,688,813	16,093,808
Long-term debt, less current portion	4,735,438	3,807,173
Capital lease obligations, less current portion	66,958	39,055

Total liabilities	18,491,209	19,940,036

Commitments (Note 13)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2004 and 2003	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 37,380,308 and 32,605,493 shares issued and outstanding as of December 31, 2004 and 2003, respectively	373,803	326,055
Additional paid-in capital	109,599,755	103,647,048
Deferred compensation	(218,337)	(1,806)
Accumulated deficit	(98,976,688)	(84,559,208)
Accumulated other comprehensive income	—	101,589

Total stockholders’ equity	10,778,533	19,513,678

Total liabilities and stockholders’ equity	$29,269,742	$39,453,714

The accompanying notes are an integral part of the financial statements.

ICORIA, INC.

(formerly Paradigm Genetics, Inc.)

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
Revenues:
Commercial partnerships and government contracts	$22,923,882	$19,085,239	$16,823,146
Grant revenues	1,655,442	2,046,240	359,505

Total revenues	24,579,324	21,131,479	17,182,651

Operating expenses:
Research and development	26,733,471	24,489,257	26,385,764
Selling, general and administrative	10,004,843	8,268,209	10,908,894
Impairment of intangible assets	1,875,256	—	—

Total operating expenses	38,613,570	32,757,466	37,294,658

Loss from operations	(14,034,246)	(11,625,987)	(20,112,007)

Interest income (expense):
Interest income	191,594	385,166	1,230,601
Interest expense	(627,411)	(877,337)	(1,415,278)

Interest income (expense), net	(435,817)	(492,171)	(184,677)

Loss from continuing operations	(14,470,063)	(12,118,158)	(20,296,684)

Discontinued operations:
Gain (loss) from discontinued operations	52,583	(36,468)	(617,864)
Gain (loss) on disposal of assets	—	—	(2,555,857)

Gain (loss) from discontinued operations	52,583	(36,468)	(3,173,721)

Net loss	$(14,417,480)	$(12,154,626)	$(23,470,405)

Net loss per common share - basic and diluted:
Loss per share from continuing operations	$(0.40)	$(0.38)	$(0.63)
Loss per share from discontinued operations	—	—	(0.10)

Net loss per common share	$(0.40)	$(0.38)	$(0.73)

Weighted average common shares outstanding - basic and diluted	35,670,589	32,313,258	31,973,527

The accompanying notes are an integral part of the financial statements.

ICORIA, INC.

(formerly Paradigm Genetics, Inc.)

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Comprehensive Income (Loss)	Common stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2001		31,936,188	$319,362	$103,387,223	$(1,584,201)	$(48,934,177)	$55,756	$53,243,963
Exercise of stock options		222,305	2,223	153,435	—	—	—	155,658
Purchase of restricted stock		(165,405)	(1,654)	(59,953)	—	—	—	(61,607)
Issue of shares pursuant to the 2000 Employee Stock Purchase Plan		46,505	465	31,671	—	—	—	32,136
Unrealized gain on investments in marketable securities	$151,804	—	—	—	—	—	151,804	151,804
Expenses related to sale of common stock in secondary offering		—	—	(28,000)	—	—	—	(28,000)
Deferred compensation		—	—	(582,289)	582,289	—	—	—
Compensation related to accelerated vesting of stock options		—	—	66,298	—	—	—	66,298
Amortization of deferred compensation		—	—	—	597,039	—	—	597,039
Net loss	(23,470,405)	—	—	—	—	(23,470,405)	—	(23,470,405)

Comprehensive loss	$(23,318,601)

Balance at December 31, 2002		32,039,593	320,396	102,968,385	(404,873)	(72,404,582)	207,560	30,686,886
Exercise of stock options		15,518	155	3,050	—	—	—	3,205
Issue of shares pursuant to the 2000 Employee Stock Purchase Plan		57,882	579	42,603	—	—	—	43,182
Unrealized loss on investments in marketable securities	$(105,971)	—	—	—	—	—	(105,971)	(105,971)
Issuance of shares pursuant to 2002 incentives		492,500	4,925	640,250	—	—	—	645,175
Deferred compensation		—	—	(7,240)	7,240	—	—	—
Amortization of deferred compensation		—	—	—	395,827	—	—	395,827
Net loss	(12,154,626)	—	—	—	—	(12,154,626)	—	(12,154,626)

Comprehensive loss	$(12,260,597)

Balance at December 31, 2003		32,605,493	326,055	103,647,048	(1,806)	(84,559,208)	101,589	19,513,678
Exercise of stock options		297,008	2,970	59,030	—	—	—	62,000
Issue of shares pursuant to the 2000 Employee Stock Purchase Plan		60,551	606	28,970	—	—	—	29,576
Unrealized loss on investments in marketable securities	$(101,589)	—	—	—	—	—	(101,589)	(101,589)
Issuance of common stock and options for acquisition		3,402,800	34,028	4,810,222	—	—	—	4,844,250
Issuance of warrants with convertible note		—	—	603,844	—	—	—	603,844
Issuance of restricted stock and options		670,000	6,700	264,151	(270,851)	—	—	—
Amortization of deferred compensation		—	—	—	54,320	—	—	54,320
Conversion of principal on note payable to common stock		283,019	2,830	147,170	—	—	—	150,000
Conversion of interest on note payable to common stock		61,437	614	39,320	—	—	—	39,934
Net loss	(14,417,480)	—	—	—	—	(14,417,480)	—	(14,417,480)

Comprehensive loss	$(14,519,069)

Balance at December 31, 2004		37,380,308	$373,803	$109,599,755	$(218,337)	$(98,976,688)	$—	$10,778,533

The accompanying notes are an integral part of the financial statements.

ICORIA, INC.

(formerly Paradigm Genetics, Inc.)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(14,417,480)	$(12,154,626)	$(23,470,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,401,591	5,146,469	5,939,179
Non-cash interest	193,387	—	—
Stock based compensation	54,320	893,252	663,337
(Gain) loss on disposal of assets	(1,974)	168,155	499,875
Loss on impairment of intangible assets	1,875,256	—	—
Loss on disposal of discontinued operations	—	—	2,555,857
Changes in operating assets and liabilities:
Accounts receivable	1,160,209	2,358,441	1,868,409
Interest receivable	116,493	150,931	322,618
Prepaid expenses and other assets	148,193	826,446	1,070,120
Inventory	(751,831)	(128,621)	—
Accounts payable	1,261,935	167,127	(1,449,306)
Accrued and other liabilities	(1,059,891)	593,316	379,174
Deferred revenue	(927,237)	(3,369,878)	(1,778,962)

Net cash used in operating activities	(6,947,029)	(5,348,988)	(13,400,104)

Cash flows from investing activities:
Purchase of property and equipment	(1,267,219)	(558,241)	(1,215,739)
Acquisition costs	(465,834)	(80,808)	—
Proceeds from acquisition	2,521,982	—	—
Proceeds from sale of assets	220,000	337,865	—
Restricted cash	—	—	70,327
Purchase of investments	—	(3,013,444)	(24,774,888)
Maturities of investments	9,025,611	9,128,533	46,418,482

Net cash provided by investing activities	10,034,540	5,813,905	20,498,182

Cash flows from financing activities:
Borrowings under notes payable	4,460,000	5,000,000	—
Borrowings (repayments) under line of credit	(2,331,514)	2,331,514	—
Repayments of notes payable	(1,278,685)	(6,339,856)	(7,151,171)
Repayments of capital lease obligations	(1,588,060)	(229,561)	(312,708)
Proceeds from stock issued pursuant to employee stock purchase plan	29,576	43,182	32,136
Common stock issuance costs	—	—	(28,000)
Purchase of restricted stock	—	—	(61,607)
Proceeds from exercise of stock options	62,000	3,205	155,658

Net cash provided (used in) by financing activities	(646,683)	808,484	(7,365,692)

Net increase (decrease) in cash and cash equivalents	2,440,828	1,273,401	(267,614)
Cash and cash equivalents, beginning of year	7,157,308	5,883,907	6,151,521

Cash and cash equivalents, end of year	$9,598,136	$7,157,308	$5,883,907

The accompanying notes are an integral part of the financial statements.

ICORIA, INC.

(formerly Paradigm Genetics, Inc.)

NOTES TO FINANCIAL STATEMENTS

1.	The Company

Icoria, Inc. (the “Company”) was founded on September 9, 1997, as Paradigm Genetics, Inc., and is a biotechnology company that uses gene expression, metabolomics and tissue feature profiling to identify biomarkers to accelerate drug discovery. In addition to its internal drug discovery program, the Company provides services to clients in the pharmaceutical, biotech, agriculture, academic and public health research sectors. On August 17, 2004, the Company changed its name from Paradigm Genetics, Inc. to Icoria, Inc.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $99.0 million as of December 31, 2004, incurred a net loss of $14.4 million for the year then ended and expects to incur additional losses in 2005.

The Company has historically financed its operations through the sale of equity, debt and capital lease financing, payments received from commercial partnerships and government grants. As of December 31, 2004, the Company had total cash and investments of $9.6 million, which is wholly comprised of cash and cash equivalents.

The Company expects to continue funding its operations through existing cash, cash flow from operations, issuances of stock, and borrowings under credit facilities. Subsequent to year-end, the Company sold selected assets to an existing customer (see note 16). As a result of this asset sale and the Company’s decision to focus on the healthcare industry, the Company intends to significantly reduce it costs in 2005. Management believes that these sources of liquidity and cost reductions will enable the Company to fund its operations into the second quarter of 2006. From time to time, the Company evaluates potential acquisitions and other growth opportunities, which might require additional external financing, and the Company may seek funds from public or private issuances of equity or debt securities.

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

Reclassifications

Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform to the 2004 presentations, with no effect on previously reported net loss, stockholders’ equity, or net loss per share.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash comprises cash held in escrow for security deposits on the Company’s facilities.

Inventory

Inventory is stated at the lower of cost or market. Cost for microarrays and laboratory reagents is determined using the first-in, first-out method. All inventory is reviewed for impairment and appropriate reserves are recorded.

Property and Equipment

Property and equipment comprises buildings, laboratory equipment, computer equipment, furniture, and leasehold improvements which are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Expenditures for maintenance and repairs are charged to operations as incurred, while major expenditures for renewals and betterments are capitalized and depreciated. Property and equipment acquired under capital leases are being depreciated over their estimated useful lives or the respective lease term, if shorter.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the future undiscounted cash flows attributable to such asset or the business to which such asset relates and the net book value exceeds fair value. The impairment amount is measured as the amount by which the carrying amount of a long-lived asset (or asset group) exceeds its fair value. The Company recognized an impairment loss of $1,875,256 in 2004 (see note 5) and $1,484,786 in 2002 (see note 4.) No impairment loss was required to be recognized during the year ended December 31, 2003.

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

Revenue Recognition

Revenues are derived from commercial partnerships and government contracts and grants. Payments from our commercial contracts are generally related to refundable or nonfundable fees, milestone achievements, genomic expression data deliveries or assay deliveries. Payments for refundable and nonrefundable fees and milestone achievements are recognized as revenues on a progress-to-completion basis over the term of the respective commercial partnership, except with respect to refundable fees for which revenue recognition does not commence until the refund right expires. Payments related to genomic expression data or assay deliveries are recognized as revenues when accepted by the customer. Payments received under the Company’s commercial partnerships and government contracts and grants are generally non-refundable regardless of the outcome of the future research and development activities to be performed by the Company. Payments from government contracts and grants are recognized as revenues as related expenses are incurred over the term of each contract or grant.

Progress to completion under commercial partnerships is measured based on applicable output measures such as a comparison of the number of genes analyzed to the total number of genes to be analyzed, assessed on a contract-by-contract basis. To the extent payments received exceed revenue recognized for each contract or grant, the excess portion of such payments are recorded as deferred revenues. To the extent revenues recognized exceed payments received for each contract or grant, the excess of such revenues are recorded as accounts receivable. The Company is currently recognizing revenue in accordance with Staff Accounting Bulletin No. 104 (“SAB 104”) issued by the Securities and Exchange Commission.

Research and Development

Research and development costs include personnel costs, costs of supplies, facility costs, license fees, consulting fees, the recording of deferred compensation and depreciation of laboratory equipment. These costs were incurred by the Company to develop its proprietary GeneFunction Factory®, biochemical profiling, metabolomics, TissueAnalytics® and data coherence platforms, perform required services under commercial partnerships and government grants, and perform research and development on internal projects. Research and development costs are expensed as incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company’s common stock at the grant date, the difference between the fair value of the Company’s common stock and the exercise price is recorded as deferred compensation. The Company reversed $7,240 and $582,289 of deferred compensation related to the cancellation of unvested options during the years ended December 31, 2003 and 2002, respectively. Deferred compensation is amortized to compensation expense over the vesting period of the related stock-based award. The Company recognized $54,320, $395,827 and $597,039 in non-cash compensation expense related to amortization of deferred compensation during the years ended December 31, 2004, 2003 and 2002, respectively.

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

In December 2004, the Company issued employees 670,000 shares of restricted stock and recorded deferred compensation of $267,250.

The Company has adopted the disclosure requirements Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended by SFAS No. 148, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of grant. Stock options or warrants granted to non-employees for services are accounted for in accordance with SFAS No. 123, which requires that these options and warrants be valued using the Black-Scholes model and the resulting charge is then recorded as the related services are performed. The Company did not issue stock options to consultants or accelerate the vesting of stock options during the years ended December 31, 2004 or 2003. The Company recognized $66,298 of compensation expense related to stock options issued to consultants and the acceleration of certain options for the year ended December 31, 2002.

The Company continues to apply APB No. 25 and related interpretations in accounting for all of the Company’s stock option plans. Had compensation costs for the two plans been determined based on the fair value at the grant date for awards under the plans, consistent with the methods of SFAS No. 123, the Company’s net loss and net loss per share (basic and diluted) for years ended December 31, 2004, 2003 and 2002, would have been increased to the pro forma amounts indicated below:

	2004	2003	2002
Net loss attributable to common stockholders:
As reported	$(14,417,480)	$(12,154,626)	$(23,470,405)
Add: Stock-based employee compensation expense included in reported net loss	54,320	893,252	597,039
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(873,525)	(1,755,349)	(3,636,084)

SFAS 123 pro forma	$(15,236,685)	$(13,016,723)	$(26,509,450)

Loss per common share—basic and diluted:
As reported	$(0.40)	$(0.38)	$(0.73)

SFAS 123 pro forma	$(0.43)	$(0.40)	$(0.83)

The per share weighted average fair value of stock options granted during fiscal 2004, 2003 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2004, 2003 and 2002: expected dividend yield of 0%; risk free interest rates of 3% in 2004, 4% in 2003 and 4% in 2002; expected option lives of approximately 7 years in 2004, 4 years in 2003 and 4 years in 2002; and volatility factors of 103% in 2004, 111% in 2003, and 111% in 2002.

Cash Flow Supplemental Information

The Company made cash payments for interest of $434,024, $877,337 and $1,415,278 for the years ended December 31, 2004, 2003, and 2002, respectively.

The Company acquired property and equipment through the assumption of capital lease obligations amounting to $123,815 for the year ended December 31, 2004.

In conjunction with the issuance of a convertible note during 2004, the Company issued warrants to purchase 2,594,339 shares of the Company’s common stock with an estimated fair value of approximately $604,000. In December 2004, $150,000 of this convertible note was converted into 283,019 shares of the Company’s common stock.

In December 2004, the Company issued certain employees 670,000 shares of restricted stock and 15,000 options to purchase common stock with exercise prices that were less than market. The Company recorded deferred compensation related to these issuances of $270,850.

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

The Company has three commercial partnerships, a contract with the United States federal government, and a grant which accounted for 41%, 10%, 10%, 27% and 7%, respectively, of the Company’s total revenue for the year ended December 31, 2004. The Company had two commercial partnerships and a contract with the government, which accounted for 58%, 15% and 15%, respectively, of the Company’s total revenues for the year ended December 31, 2003. The Company had two commercial partnerships, which accounted for 64% and 27% of the Company’s total revenues for the year ended December 31, 2002. Of the total accounts receivable balance at December 31, 2004 and 2003, 14% and 84%, respectively, is comprised of receivables from one of the commercial partnerships. The federal government contract accounted for 29% of the accounts receivable balance at December 31, 2004, compared to 11% in 2003.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” established standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company’s accumulated other comprehensive income as of December 31, 2003 and 2002 totaled $101,589 and $207,560, respectively, and consisted entirely of unrealized gains on investments in marketable securities.

Net Income (Loss) Per Common Share

The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net loss per share for the years ended December 31, 2004, 2003 and 2002 does not include 5,794,784, 1,162,854, and 449,453 potential shares of common share equivalents, respectively, as their impact would be antidilutive. The calculation of the net loss per share for the year ended December 31, 2004 also does not include 9,150,943 potential shares of common stock equivalent related to convertible debt, as their impact would be antidilutive.

Segment Reporting

Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company has determined that it operates in only one segment during the three years in the period ended December 31, 2004.

Internal Use Software

Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” provides guidance regarding when software developed or obtained for internal use should be capitalized. The predominant portion of the software applications used by the Company were purchased or licensed from third parties. The Company expenses the cost of accumulating and preparing data for use in its database applications as such costs are incurred.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment,” a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values for all periods that begin after June 15, 2005. Pro forma disclosure will no longer be an alternative. (See Deferred Compensation and Stock Options and Warrants above for historic pro forma disclosure.) SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1. A modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or

2. A modified retrospective method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company intends to adopt SFAS No. 123(R) effective July 1, 2005. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB No. 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of the SFAS No. 123(R) fair value method may have a significant impact on the Company’s results of operations and its overall financial position.

On November 24, 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). The standard requires abnormal amounts of idle capacity and spoilage costs to be excluded from the cost of inventory and expensed when incurred. Additionally, the FASB made the decision to clarify the meaning of the term “normal capacity”. The provisions of SFAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect SFAS 151 to have a significant impact on the Company’s results of operations and its overall financial position.

In October 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”). Under EITF 04-8, contingently convertible debt securities with a market price trigger will be considered in diluted earnings per share computations regardless of whether the market price trigger has been met. The provisions of EITF 04-8 are applicable to earnings per share calculations beginning with the year ended December 31, 2004. The adoption of EITF 04-8 did not have a significant impact on the Company’s earnings per share calculation because any additional shares would be antidilutive.

3.	Investments

At December 31, 2003, the short-term available-for-sale marketable securities had a cost basis of $9,025,611 and gross unrealized gains of $101,589. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.

All marketable securities held by the Company as of December 31, 2004 were deemed to be cash and cash equivalents.

4.	Discontinued Operations

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

5.	Acquisition of TissueInformatics.Inc and Impairment of Intangible Assets

On March 11, 2004, the Company purchased all of the outstanding common and preferred stock of TissueInformatics.Inc (“TissueInformatics”), in exchange for the issuance of approximately 3,403,000 shares of the Company’s common stock. These shares were estimated to have a total fair value of approximately $4,614,000, based on the average closing price of the common stock of $1.36 for the day of the closing and two-day period immediately preceding and following the date of the announcement of the acquisition. In addition, subject to the achievement of performance milestones by December 31, 2004, the Company could have been obligated to issue another 2.4 million shares and options. As of December 31, 2004, all of the shares and options potentially issuable had lapsed because the related performance milestones were not met.

The Company assumed approximately $214,000 in net liabilities and incurred costs of approximately $547,000 related to this acquisition. The Company also assumed TissueInformatics’ obligations under its employee stock option plan. At closing, approximately 214,000 shares were reserved to satisfy obligations underlying outstanding options. Under the terms of the agreement, approximately 171,000 additional shares were issuable pursuant to outstanding options upon the achievement of performance milestones by December 31, 2004. The TissueInformatics stock option plan was assumed by the Company in the acquisition. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the initial purchase price of approximately $6,713,000 was allocated to the assets acquired and liabilities assumed based on estimated fair values. This purchase price included $1,108,000 for the contingent purchase consideration related to the performance milestones. This contingent purchase consideration was reversed when the related milestones lapsed. The fair value assigned to intangible assets acquired was based on a third party valuation report.

Of the total purchase price, $3,455,000 was allocated to the tangible assets, which were comprised of cash, property and equipment and prepaid and other assets, $3,559,000 has been allocated to intangible assets and $301,000 has been allocated to liabilities. The intangible assets include $3,350,000 and $209,000 related to developed software technologies and a customer base, respectively. These intangible assets were being amortized over a period of five years.

During the fourth quarter of 2004, the Company determined that TissueInformatics software technology required further market preparation and significant product development before meaningful sales could be expected. Based on revised estimates of cash flows related to the product, these intangible assets were determined to be fully impaired and were written off as of December 31, 2004.

The Company’s results of operations for the year ended December 31, 2004 include the results of TissueInformatics operations from the day after the closing date of the acquisition, March 12, 2004, to December 31, 2004.

The following unaudited pro forma financial information reflects the results of operation of the Company for the years ended December 31, 2004 and 2003 as if the acquisition of TissueInformatics had occurred on January 1, 2004 and 2003, respectively. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place on January 1, 2004 or 2003, and may not be indicative of future operating results.

	Year Ended December 31,
	2004	2003
	(unaudited)	(unaudited)
Total revenues	$24,579,324	$21,440,597
Total operating expenses	39,911,593	38,446,456

Loss from operations	$(15,332,269)	$(17,005,859)

Net loss	$(15,710,620)	$(17,431,819)

Net loss per common share	$(0.43)	$(0.49)

Weighted average common shares	36,323,188	35,716,090

6.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	Useful Lives	2004	2003
Buildings	10	$398,453	$398,453
Leasehold improvements	7	9,857,725	9,853,235
Furniture and laboratory equipment	7	18,601,919	17,217,043
Computer equipment	4	9,424,742	8,290,883

Total costs		38,282,839	35,759,614
Less accumulated depreciation		(23,767,139)	(18,422,572)

Property and equipment, net		$14,515,700	$17,337,042

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2004, 2003, and 2002 was $4,838,252, $5,146,469, and $5,807,178, respectively.

The Company leases certain equipment under capital lease agreements. The cost of equipment under capital leases at December 31, 2004 and 2003 was $239,489 and $442,969, respectively. During 2003 the Company wrote off equipment with an original cost of $346,000. The accumulated amortization for equipment under capital leases was $128,417 and $327,817 at December 31, 2004 and 2003, respectively.

7.	Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and accounts receivable at December 31, 2004 and 2003 approximated their fair value due to the short-term nature of these items.

The fair value of the Company’s short-term and long-term investments at December 31, 2003 was determined based on quoted financial market prices. At December 31, 2003 and 2002, the Company had $101,589 and $207,560 in unrealized gains on investments, respectively. The Company had no unrealized gains or losses on investments as of December 31, 2004.

The historical carrying value of the Company’s capital lease obligations and long-term debt approximated their fair value because the interest rates on these obligations approximate rates currently available to the Company.

8.	Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2004	2003
Payroll	$48,192	$1,155,878
Vacation accrual	397,030	302,330
Professional services	153,441	128,479
Relocation	27,777	120,000
Property, including utilities	73,322	85,290
Other	688,713	349,023

Total accrued liabilities	$1,388,475	$2,141,000

9.	Income Taxes

No provision for federal or state income taxes has been recorded as the Company has incurred net operating losses since inception.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2004 and 2003 consist of the following:

	2004	2003
Deferred tax assets:
Domestic net operating loss carryforwards	$33,507,213	$29,103,495
Deferred revenue	2,806,943	3,161,802
Stock-based compensation	1,464,263	1,444,017
Compensation accruals	150,268	116,560
Other	885,618	9,117

Total deferred tax assets	38,814,305	33,834,991
Valuation allowance for deferred tax assets	(38,543,840)	(32,687,669)

Deferred tax assets, net	270,465	1,147,322

Deferred tax liabilities:
Property and equipment	270,465	1,147,322

Total deferred tax liabilities	270,465	1,147,322

Net deferred tax asset (liability)	$—	$—

At December 31, 2004, the Company provided a full valuation allowance against its net deferred tax assets since realization of these benefits could not be reasonably assured. The increase in valuation allowance resulted primarily from the additional net operating loss carryforward generated.

As of December 31, 2004 the Company had federal and state net operating loss carryforwards of $86,910,000 and $86,910,000, respectively. These net operating loss carryforwards begin to expire in 2012. The utilization of the federal net operating loss carryforwards is subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. The annual limitation on utilization of net operating losses generated prior to the change in stock ownership is $1,569,000 per year. Since this annual limitation exceeds the amount of loss generated prior to the ownership change, no net operating losses will be lost as a result of the application of the annual limitation.

Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for income taxes as follows:

	2004	2003	2002
Effective Rate	0%	0%	0%

United States federal tax at statutory rate	$(4,884,485)	$(4,132,573)	$(7,979,938)
State taxes (net of federal benefit)	(702,339)	(578,393)	(1,022,621)
Change in valuation allowance	5,856,171	4,986,457	8,897,390
Other nondeductible expenses	(269,347)	(275,491)	105,169

Provision for income taxes	$—	$—	$—

10.	Long-Term Debt

The Company’s long-term debt at December 31, 2004 and 2003 consists of the following:

	2004	2003
Term loan	$3,410,606	$4,548,268
Convertible note	3,697,758	—
Notes payable for equipment financing	164,215	1,411,568

Total notes payable	7,272,579	5,959,836
Less current maturities	(2,537,141)	(2,152,663)

Long-term portion	$4,735,438	$3,807,173

During July 2003 the Company entered into a four-year, $5,000,000, secured term loan at 7.75%. The Company used $3,021,901 of the proceeds to pay off all of the equipment financing, with one financial institution, which had interest rates between 14.57% and 15.18% and was to mature in June 2004.

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

On October 19, 2004, the Company entered into a series of agreements with Laurus Master Fund, Ltd. (“Laurus”) whereby the Company received $5,000,000 gross proceeds through the issuance of a three-year convertible term note. The note is payable in cash or convertible into common stock of the Company at a fixed conversion price of $0.53 per share subject to certain conditions relating to increases in the price of the Company’s common stock above $0.59 per share and the actual trading volume of the Company’s common stock. Laurus may also elect to have interest paid in stock at a fixed conversion price of $0.53 per share. The note is collateralized by essentially all of the Company’s otherwise unencumbered fixed assets. In connection with the financing, the Company paid approximately $200,000 of costs and expenses of Laurus and has issued warrants for the purchase of 1,650,943 shares of Common Stock at a weighted average price of $0.79. One half of the warrants expire two years after issuance and the other half of the warrants expire five years after issuance. In addition, the Company also paid a placement agent approximately $400,000 and issued a five-year warrant to purchase an aggregate of 843,396 of shares of Common Stock exercisable at $0.53 per share. The placement agent also previously received consideration consisting of a warrant for 100,000 shares of common stock exercisable at $0.72 per share in connection with entering into the placement agency agreement dated July 14, 2004. These warrants also expire five years after issuance. The total fair value of these stock purchase warrants of $603,844, estimated using the Black-Scholes pricing model, was charged to debt discount and is being amortized to interest expense ratably over the term of the note. In December 2004, Laurus converted $150,000 of principal on the convertible term note into 283,019 shares of the Company’s common stock. In addition, Laurus elected to convert accrued interest into 61,437 shares of the Company’s common stock. The Company recorded interest expense for this conversion based on the fair market value of the common stock of $39,320.

Annual maturities of the long-term debt for the years subsequent to December 31, 2004 are as follows:

2005	$2,538,153
2006	3,154,311
2007	2,732,357

Total minimum principal payments	8,424,821
Less: unamortized debt discount	(1,152,242)

Total long-term debt	$7,272,579

As a result of the secured debt agreement with Silicon Valley Bank, the Company is obligated to maintain a ratio of unrestricted cash and investments to Silicon Valley Bank debt of at least 1.75. For purposes of the covenant calculation, Silicon Valley Bank debt includes all letters of credit issued using capacity under the line of credit. If the Company were to default on this financial covenant, Icoria may be required to pay off the loan with Silicon Valley Bank. As of December 31, 2004, the debt ratio was 2.81 and the amount outstanding under the term loan was $3.4 million. Also under the terms of this agreement with Silicon Valley Bank, the bank’s consent would be required before the payment of any dividends.

11.	Commercial Partnerships and Contracts

In September 1998, Icoria entered into a three-year commercial partnership with Bayer for the development of new herbicides. In June 2001, Bayer extended the terms of this agreement through September 2006. In November 2004, the Company received a notice of termination from Bayer regarding the September 1998 agreement, as amended. The Company has recognized $34.9 million in cumulative revenues from the commercial partnership through December 31, 2004. The Company anticipates that the majority of the work remaining under the Agreement will be substantially completed by the end of March 2005.

In November 1999, Icoria entered into a six-year commercial partnership with Monsanto for the development of crop products and nutrition products commencing in February 2000. Under the terms of the agreement, the Company would receive $41.5 million in quarterly and up-front payments as well as an additional $13.5 million in performance fees and milestone payments. The Company has recognized $45.9 million in cumulative revenues from the commercial partnership through December 31, 2004. As discussed in note 16, this agreement was amended in March 2005 to terminate in May 2005.

In February 2002, Icoria entered into a commercial partnership with VDDI Pharmaceuticals for the development of antibiotics for the treatment of gram-positive bacterial infections. Under the agreement, the Company used its proprietary metabolic profiling platform to prioritize lead compounds targeting the essential bacterial enzyme nicotinamide adenine dinucleotide synthetase for further preclinical development. VDDI Pharmaceuticals began contributing to revenues in the third quarter of 2002 and ended in December 2002 when the agreement ended. The Company recognized $1.0 million in revenues from the commercial partnership through December 31, 2002.

In September 2002, Icoria entered into a contract with NIEHS for the determination of how toxicants work and cause damage at the cellular level. The Company will receive up to $32.2 million in contracted payments over the five-year contract, as amended. The Company has recognized $10.0 million in revenues from the commercial partnership through December 31, 2004.

In December 2003, Icoria entered into a commercial partnership with Pioneer Hi-Bred International, Inc., a subsidiary of DuPont, to identify plant genes that influence important crop traits. The Company will receive $9.0 million in quarterly installment payments over the three-year commercial partnership. The Company has recognized $2.5 million in cumulative revenues from the commercial partnership through December 31, 2004.

12.	Stock Options and Warrants

In June 2003, the Company issued stock under the 2003 Employee, Director and Consultant Stock Plan (the “2003 Plan”), which provided for the grant of up to 500,000 employee stock options or stock awards in the form of common stock. In May 2004, shareholders voted to increase the number of options that could be granted under the 2003 Plan to 2,500,000 shares. Stock options granted under the plan are to have exercise periods not to exceed ten years. Options granted under the 2003 Plan generally vest over a period of four years from the date of grant. Options granted to new employees are generally made within 90 days of commencement of service with the Company and vest over a period of four years retroactively to date of hire.

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

The 2000 Stock Option Plan (the “2000 Plan”), as amended, provides for the grant of up to 3,300,000 employee stock options. Stock options granted under the 2000 Plan are to have exercise periods not to exceed ten years. Options granted under the 2000 Plan generally vest over a period of four years from the date of grant. Option grants to new employees are generally made within 90 days of commencement of service with the Company and vest over a period of four years retroactively to the date of hire. The 2000 Plan has options for 845,112 shares still available at December 31, 2004.

The 1998 Stock Option Plan (the “1998 Plan”), as amended, which provides for the grant of up to 4,015,000 employee stock options. Stock options granted under the 1998 Plan are to have exercise periods not to exceed ten years. Options granted under the 1998 Plan generally vest over a period of four years from the date of grant. Option grants to new employees are generally made within 90 days of commencement of service with the Company and vest over a period of four years retroactively to the date of hire. The 1998 Plan provides the right to exercise options before they are vested into shares of common stock subject to a repurchase right by the Company. The 1998 Plan has 1,100,206 options still available to grant as of December 31, 2004.

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

During 2004, 2003, and 2002, $29,577, $43,182, and $32,136, respectively, had been contributed to the ESPP and 79,850, 57,882, and 46,505 shares, respectively, were issued.

A summary of the status of the 2003 Plan, the 2002 Plan, the 2000 Plan and the 1998 Plan at December 31, 2004, and changes during the years ended December 31, 2004, 2003 and 2002 are presented below:

	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at December 31, 2001	2,154,385	$4.02
Granted	1,942,454	1.40
Forfeited	(827,165)	4.44
Exercised	(222,305)	0.66

Outstanding at December 31, 2002	3,047,369	2.37

Granted	1,264,645	0.28
Forfeited	(466,644)	3.57
Exercised	(15,518)	0.21

Outstanding at December 31, 2003	3,829,852	1.59

Granted	1,023,362	.35
Forfeited	(449,794)	1.75
Exercised	(297,008)	.22

Outstanding at December 31, 2004	4,106,412	$1.53

The weighted average grant date fair value was $0.96 per share, $1.90 per share and $1.04 per share for the years ended December 31, 2004, 2003 and 2002, respectively. During the years ended December 31, 2004, the Company repurchased no shares of restricted stock which were subject to repurchase rights. During the year ended December 31, 2003, the Company repurchased no shares of restricted stock which were subject to repurchase rights. During the year ended December 31, 2002, the Company repurchased 165,405 shares of restricted stock outstanding which were subject to the Company’s lapsing right of repurchase in the event the holder’s association with the Company terminates. At December 31, 2003, the Company had no shares of common stock outstanding which were subject to the Company’s lapsing right of repurchase in the event that holder’s association with the Company terminates. At December 31, 2002, the Company had 12,950 shares of common stock outstanding which were subject to the Company’s lapsing right of repurchase in the event the holder’s association with the Company terminates. These shares are the result of the exercise of unvested stock options by employees. The shares that relate to the exercise of unvested stock options generally vest over the four-year vesting period of the underlying exercised stock options.

The following table summarizes information about the Company’s stock options at December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contracted Life	Weighted Average Exercise Price	Exercisable As of 12/31/2003	Weighted Average Exercise Price
$0.00 – $0.50	1,835,498	6.00	$0.16	986,721	$0.23
0.51 – 1.00	401,887	3.40	$0.68	341,096	$0.67
1.01 – 1.50	852,113	4.90	$1.31	620,162	$1.31
1.51 – 2.00	404,225	5.10	$1.70	352,881	$1.70
2.01 – 4.00	244,202	3.00	$3.90	238,906	$3.90
4.01 – 6.00	199,220	2.30	$5.01	194,020	$5.00
6.01 – 8.00	124,448	2.50	$7.04	120,624	$7.04
8.01 – 13.00	23,304	2.60	$10.99	20,741	$10.82
13.01 – 56.00	14,959	4.40	$24.53	14,959	$24.53
56.01 – 71.00	6,556	5.40	$68.36	6,556	$68.36

$0.00 – $71.00	4,106,412	4.94	$1.53	2,896,666	$1.95

In October 2004, the Company issued warrants to purchase 1,650,943 shares of the Company’s common stock in connection with the Laurus convertible note (note 9). These warrants have a weighted average exercise price of $0.79. One half of the warrants expire two years after issuance and the other half of the warrants expire five years after issuance. In addition, the Company also issued a placement agent a five-year warrant to purchase an aggregate of 843,396 of shares of Common Stock exercisable at $0.53 per share. The placement agent also previously received consideration consisting of a warrant for 100,000 shares of common stock exercisable at $0.72 per share in connection with entering into the placement agency agreement dated July 14, 2004. These warrants also expire five years after issuance. The activity for stock warrants is presented in the following table:

	Year Ended December 31,
	2004		2003		2002
	Shares Underlying Warrants	Weighted Average Exercise Price Per Share	Shares Underlying Warrants	Weighted Average Exercise Price Per Share	Shares Underlying Warrants	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	303,779	$1.31	303,779	$1.31	303,779	$1.31
Issued	2,594,339	0.70	—	—	—	—
Exercised	—	—	—	—	—	—

Outstanding at end of year	2,898,118	0.76	303,779	1.31	303,779	1.31

Exercisable at end of year	2,898,118	$0.76	303,779	$1.31	303,779	$1.31

13.	Commitments

The Company leases software under a noncancellable capital lease and leases office space and certain equipment under operating leases. Future minimum lease payments required under the leases at December 31, 2004 are as follows:

	Capital Leases	Operating Leases
2005	$52,498	$2,272,632
2006	48,295	2,142,387
2007	29,740	2,216,023
2008	—	2,317,421
2009	—	2,426,174
Thereafter	—	2,100,293

Total minimum lease payments	130,533	$13,474,930

Less: amount representing interest	(23,182)

Present value of net minimum lease payments	107,351
Less: current portion	(40,393)

Long-term portion capital lease obligations	$66,958

Rent expense under operating leases totaled $2,243,936, $2,176,297, and $2,351,860 for the years ended December 31, 2004, 2003 and 2002, respectively.

As described in note 16, approximately $3,800,000 of future minimum operating lease payments will be assumed by Monsanto beginning in May 2005.

In March 1998, the Company entered into an agreement with a consultant to identify commercial partnership opportunities for the Company. The consultant receives a monthly fee for its services plus a success fee based on the amount of funding received by the Company under commercial partnerships entered into during the term of this consulting agreement. This consulting agreement can be cancelled thirty days after written notification. Based on the amount of funds received by the Company from its commercial partnerships through December 31, 2004, the Company has paid this consultant success fees of approximately $800,000. If the Company receives the maximum amount of funding under its existing commercial partnerships and agreements, approximately $360,000 in additional success fees will be required to be paid to this consultant.

14.	401(k) Plan

The Company provides a 401(k) Retirement Savings Plan to its employees. The Company matches 25% of an employee’s savings up to 6% of pay, and these contributions vest ratably over a four-year period. Company matching contributions for all employees for the years ended December 31, 2004, 2003 and 2002 were $147,247, $128,973, and $147,422 respectively.

15.	Quarterly Financial Data (Unaudited)

	2004
(in thousands, except per share amounts)	First	Second	Third	Fourth	Total
Revenues	$4,888	$6,254	$7,120	$6,317	$24,579
Loss from operations	(3,632)	(3,557)	(3,013)	(3,832)	(14,034)
Loss from continuing operations	(3,694)	(3,621)	(3,060)	(4,095)	(14,470)
Income (loss) from discontinued operations	23	3	6	21	53
Net loss	(3,671)	(3,618)	(3,054)	(4,074)	(14,417)
Net loss per common share	$(0.11)	$(0.10)	$(0.08)	$(0.11)	$(0.40)

	2003
(in thousands, except per share amounts)	First	Second	Third	Fourth	Total
Revenues	$4,067	$5,597	$6,001	$5,466	$21,131
Loss from operations	(4,017)	(3,362)	(2,052)	(2,195)	(11,626)
Loss from continuing operations	(4,141)	(3,465)	(2,280)	(2,232)	(12,118)
Income (loss) from discontinued operations	25	(121)	37	23	(36)
Net loss	(4,117)	(3,587)	(2,243)	(2,208)	(12,155)
Net loss per common share	$(0.13)	$(0.11)	$(0.07)	$(0.07)	$(0.38)

16.	Subsequent Events

Conversions of Principal on Laurus Note

In January and February 2005, Laurus elected to convert approximately $1,120,000 of their note into 2,112,000 shares of the Company’s common stock.

Sale of Selected Agricultural Assets

On March 23, 2005, the Company sold selected agricultural assets related to the field of transgenic traits for agriculture to Monsanto Company. Under the terms of the agreement, Monsanto paid $4,750,000, at closing, with an additional installment payment of $1,180,000 due in January 2006. A payment of $820,000 may also be due in January 2006 if the Company meets certain transition milestones. As part of the sale, Monsanto agreed to assume the remaining five years on a 32,000 square foot facility lease and hire approximately sixty of the Company’s employees beginning in May 2005. Since essentially all of the fixed assets transferred to Monsanto served as collateral for the Laurus note, the Company agreed to provide Laurus with $100,000 in additional interest and to prepay an additional $430,000 in principal in the event that Laurus is unable to convert this amount of the note by October 1, 2005. Due to the sale of these assets, the Company’s existing six-year commercial partnership with Monsanto was amended to terminate in May 2005, approximately nine months before its previously scheduled end date, and the total contract value was reduced by $1,400,000.

EXHIBIT INDEX

Exhibit Number	Description

10.43	Director Compensation Arrangement

10.44	Phillip R. Alfano Resignation

10.45	2003 Amended Employee, Director and Consultant Stock Plan

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Finance pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.