Form 10-Q
period 2005-03-31
Icoria, Inc.
filed 2005-05-16
CIK 1057217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of Common Stock, as of the latest practicable date.

Title of each class	Shares outstanding on May 2, 2005
Common stock $.01 par value	39,681,102

ICORIA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ICORIA, INC.

CONDENSED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$11,432,928	$9,598,136
Short-term investments	372,066	—
Restricted cash	843,583	—
Accounts receivable	2,910,213	1,816,125
Prepaid expenses	484,128	719,663
Inventory	376,280	880,452

Total current assets	16,419,198	13,014,376
Restricted cash	560,960	1,404,543
Property and equipment, net	8,489,668	14,515,700
Other assets, net	292,800	335,123

Total assets	$25,762,626	$29,269,742

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,669,461	$2,437,517
Accrued liabilities	2,805,837	1,388,475
Deferred revenue	1,784,868	7,280,549
Long-term debt—current portion	1,923,024	2,537,141
Capital lease obligation—current portion	40,766	40,393
Other current liabilities	9,871	4,738

Total current liabilities	8,233,827	13,688,813
Long-term debt, less current portion	4,295,485	4,735,438
Capital lease obligation, less current portion	54,917	66,958

Total liabilities	12,584,229	18,491,209

Commitments
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 39,672,044 and 37,380,308 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	396,720	373,803
Additional paid-in capital	110,822,931	109,599,757
Deferred compensation	(202,085)	(218,337)
Accumulated deficit	(97,839,169)	(98,976,690)

Total stockholders’ equity	13,178,397	10,778,533

Total liabilities and stockholders’ equity	$25,762,626	$29,269,742

The accompanying notes are an integral part of these condensed financial statements.

ICORIA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31
	2005	2004
Revenues:
Commercial and government contracts	$7,366,310	$4,364,619
Grant revenues	431,527	523,439

Total revenues	7,797,837	4,888,058

Operating expenses:

Research and development	7,360,643	6,110,787
Selling, general and administrative	2,870,711	2,409,177

Total operating expenses	10,231,354	8,519,964

Gain on sale of selected agricultural assets	3,948,341	—

Income (loss) from operations	1,514,824	(3,631,906)

Other income (expense):
Interest income	38,355	60,239
Interest expense	(416,007)	(122,671)

Other income (expense), net	(377,652)	(62,432)

Income (loss) from continuing operations	1,137,172	(3,694,338)
Discontinued operations:
Income from discontinued operations	349	22,725

Net income (loss)	$1,137,521	$(3,671,613)

Per common share—basic and diluted:
Income (loss) from continuing operations
Basic	$0.03	$(0.11)
Diluted	$0.03	$(0.11)

Income (loss) from discontinued operations
Basic	$—	$—
Diluted	$—	$—

Net income (loss)	$0.03	$(0.11)

Weighted average common shares outstanding – basic and diluted
Basic	37,388,527	33,425,044
Diluted	45,251,216	33,425,044

The accompanying notes are an integral part of these condensed financial statements.

ICORIA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2005	2004
Cash flows from operating activities:
Net income (loss)	$1,137,521	$(9,946,335)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,060,436	3,926,989
Stock-based compensation	41,767	812,351
Loss on impairment or sale of property and equipment	481,043	167,636
Gain on sale of selected agricultural assets	(3,948,341)	—
Non-cash interest	405,436	—
Accounts receivable	85,911	1,399,309
Interest receivable	—	152,318
Prepaid expenses and other assets	264,779	500,173
Inventory	504,172	(309,256)
Accounts payable	(753,895)	(357,505)
Accrued and other current liabilities	671,557	1,085,611
Deferred revenue	(1,865,487)	(2,935,949)

Net cash used in operating activities	(1,915,101)	(5,504,658)

Cash flows from investing activities:
Purchase of property and equipment	(347,984)	(521,516)
Proceeds from sale of property and equipment	18,000	337,738
Proceeds from sale of selected agricultural assets	4,750,000	—
Purchase of investments	(372,066)	(3,013,444)
Maturities of investments	—	9,109,009

Net cash provided by investing activities	4,047,950	5,911,787

Cash flows from financing activities:
Repayments of capital lease obligations	(11,668)	(218,607)
Borrowings under the revolving line of credit	—	1,500,000
Repayments of debt	(303,616)	(5,750,972)
Borrowings under notes payable	—	5,000,000
Proceeds from exercise of stock options	17,227	—
Proceeds from issuance of common stock, net	—	13,819

Net cash (used in) provided by financing activities	(298,057)	544,240

Net increase in cash and cash equivalents	1,834,792	951,369
Cash and cash equivalents, beginning of period	9,598,136	5,883,907

Cash and cash equivalents, end of period	$11,432,928	$6,835,276

Supplemental disclosures of non-cash financing activities:
Issuance of warrants with Laurus debt	$1,119,624	—
Issuance of employee stock grants and options as deferred compensation	$54,435	—

The accompanying notes are an integral part of these condensed financial statements.

Icoria, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Icoria, Inc. (“Icoria” or the “Company”) was founded on September 9, 1997, as Paradigm Genetics, Inc., and is a biotechnology company focused on the discovery of novel, multi-parameter biomarkers using its unique multi-platform approach. Icoria is using these biomarkers internally to develop multi-analyte diagnostics that can be used to define and grade pathology or disease state with a high level of specificity and sensitivity. Icoria also uses its technology to help its collaborators and customers develop better, safer drugs and diagnostics and to identify targets, leads and drug/diagnostic combinations for liver injury, metabolic disorders and cancer. On August 17, 2004, the Company changed its corporate identity to Icoria, Inc.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of approximately $97,839,000 as of March 31, 2005 and expects to incur losses for the remainder of 2005.

The Company has historically financed its operations through the sale of equity, debt and capital leases, payments received from services, commercial partnerships and government grants. As of March 31, 2005, the Company had total cash and investments of approximately $11,805,000, which is comprised of cash and cash equivalents of approximately $11,433,000 and short-term investments of approximately $372,000.

The Company expects to continue developing its products through internal research and, possibly, through strategic acquisitions. The Company expects these activities will be funded from existing cash, cash flow from operations, issuances of stock or debt and borrowings under credit facilities. Management believes that these sources of liquidity will be sufficient to fund its operations into the second quarter of 2006. From time to time, the Company evaluates potential acquisitions and other growth opportunities, which might require additional external financing, and the Company may seek funds from public or private issuances of equity or debt securities.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any future period. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2005.

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

Reclassifications

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentations, with no effect on previously reported net loss, stockholders’ equity, or net loss per share.

Icoria, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash comprises cash held in escrow for security deposits on the Company’s facilities and is classified within current or non-current assets based on its expected release date.

Property and Equipment

Property and equipment comprises buildings, laboratory equipment, computer equipment, furniture, and leasehold improvements, which are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Expenditures for maintenance and repairs are charged to operations as incurred; major expenditures for renewals and betterments are capitalized and depreciated. Property and equipment acquired under capital leases are depreciated over their estimated useful lives or the term of the lease, whichever is shorter.

Other Assets

Other assets include intangible assets, resulting from the Company’s acquisition of TissueInformatics.Inc (See Note 3), deposits for building leases, and deferred loan costs.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized in the event that the net book value of an asset exceeds the future undiscounted cash flows attributable to such asset or the business to which such asset relates and the net book value exceeds fair value. The impairment amount is measured as the amount by which the carrying amount of a long-lived asset (or asset group) exceeds its fair value. During the three months ended March 31, 2005, the Company determined that certain lab equipment was impaired. These assets were written down to their estimated fair value resulting in an approximately $479,000 charge to research and development expense. No impairment loss was required to be recognized during the three months ended March 31, 2004.

Income Taxes

The Company accounts for income taxes using the liability method that requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of the Company’s assets and liabilities and for any tax carryforwards at enacted statutory rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income during the period that includes the enactment date. In addition, valuation allowances are established where necessary to reduce deferred tax assets to expected realizable amounts.

Revenue Recognition

Revenues are derived from commercial partnerships and government contracts and grants. Payments from our commercial contracts are generally related to refundable or nonrefundable fees, milestone achievements, genomic expression data deliveries or assay deliveries. Payments for refundable and nonrefundable fees and milestone achievements are recognized as revenues on a progress-to-completion basis over the term of the respective commercial partnership, except with respect to refundable fees for which revenue recognition does not commence until the refund right expires. Payments related to genomic expression data or assay deliveries are recognized as revenues upon the later of delivery or, if applicable, customer acceptance. Payments received under the Company’s commercial partnerships and government contracts and grants are generally non-refundable regardless of the outcome of the future research and development activities to be performed by the Company. Payments from government contracts and grants are recognized as revenues as related expenses are incurred over the term of each contract or grant.

Revenues recognized under the progress-to-completion method for commercial partnerships is calculated based on applicable output measures such as a comparison of the number of genes analyzed to the total number of genes to be analyzed, assessed on a contract-by-contract basis. To the extent payments received exceed revenue recognized for each contract or grant, the excess portion of such payments are recorded as deferred revenues. To the extent revenues recognized exceed payments received for each contract or grant, the excess revenues are recorded as accounts receivable. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 (“SAB 104”) issued by the Securities and Exchange Commission.

Research and Development

Research and development costs include personnel costs, costs of supplies, facility costs, licenses, consulting fees, deferred compensation, and depreciation of laboratory equipment. These costs were incurred by the Company to develop its proprietary biochemical profiling, metabolomics, and data coherence platforms, and to perform required services under commercial partnerships and government grants and research and development on internal projects. Research and development costs are expensed as incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company’s common stock at the grant date, the difference between the fair value of the Company’s common stock and the exercise price is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the related stock-based compensation. The Company recognized $16,252 and $1,806 in non-cash compensation expense related to amortization of deferred compensation during the three months ended March 31, 2005 and 2004, respectively.

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended by SFAS No. 148, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of grant. Stock options or warrants granted to consultants for services are accounted for in accordance with SFAS No. 123, which requires that these options and warrants be valued using the Black-Scholes model and the resulting charge is then recorded as the related services are performed. The Company did not issue stock options to consultants or accelerate the vesting of stock options during the three months ended March 31, 2005 and 2004.

Had compensation costs for the two plans been determined based on the fair value at the grant date for awards under the plans, consistent with the methods of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123), as amended, the Company’s net income (loss) and net income (loss) per share (basic and diluted) for the three months ended March 31, 2005 and 2004, would have been increased to the pro forma amounts indicated below:

	Three Months Ended March 31
	2005	2004
Net income (loss):
As reported	$1,137,521	$(3,671,613)
Add: Stock-based employee compensation expense included in reported net income	41,767	1,806
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	109,877	298,544

SFAS No. 123 pro forma	$1,069,411	$(3,968,351)

Loss per common share—basic and diluted:

Basic	$0.03	$(0.11)
Diluted	$0.03	$(0.11)

SFAS No.123 pro forma
Basic	$0.03	$(0.12)
Diluted	$0.02	$(0.12)

The per share weighted average fair value of stock options granted during the three months ended March 31, 2005 and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2005 and 2004: expected dividend yield of 0%; risk free interest rates of approximately 4% in 2005 and 3% in 2004; expected option lives of approximately seven years in 2005 and six years in 2004; and a volatility factor of 103%.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of cash, investments, and accounts receivable. The Company primarily places its cash, short-term and long-term investments with high-credit quality financial institutions that invest primarily in U.S. Government securities, commercial paper of prime quality and certificates of deposit guaranteed by banks that are members of the FDIC. Cash deposits are all in financial institutions within the United States. The Company performs ongoing credit evaluations to reduce credit risk and requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation.

The Company has four commercial partnerships, a contract with the United States federal government, and a grant, which accounted for 30%, 14%, 14%, 11%, 21%, and 6%, respectively, of the Company’s total revenue for the three months ended March 31, 2005. The Company had four commercial partnerships, a contract with the United States federal government, and a grant, which accounted for 56%, 9%, 4%, 3%, 17%, and 11%, respectively, of the Company’s total revenue for the three months ended March 31, 2004. As of March 31, 2005 and December 31, 2004, receivables from one of the commercial partnerships comprised 52% and 23%, respectively, of the total accounts receivable balance. As of March 31, 2005 and December 31, 2004 receivables from a contract with the United States federal government comprised 13% and 29%, respectively, of the total accounts receivable balance.

Comprehensive Loss

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” established standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company’s total comprehensive income (loss) for the three month periods ended March 31, 2005 and 2004 was $1,137,521 and ($3,629,843), respectively. The Company’s other comprehensive loss consisted of unrealized gains on investments of $41,770 for the three months ended March 31, 2004. The Company had no other items of other comprehensive gains or losses during the three months ended March 31, 2005.

Net Loss Per Common Share

The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per common share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. Contingently convertible debt securities are considered in diluted EPS regardless of whether the market price trigger has been met.

The following table sets forth the potential shares of common stock that are not included in the diluted net income (loss) per share because to do so would be antidilutive for the periods indicated:

	Three Months Ended March 31
	2005	2004
Options to purchase common stock	2,535,725	3,836,137
Warrants	2,054,722	303,779

Segment Reporting

Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”), requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company has determined that it operated in only one segment.

Internal Use Software

Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP No. 98-1”), provides guidance regarding when software developed or obtained for internal use should be capitalized. The predominant portion of the software applications used by the Company were purchased or licensed from third parties. The Company expenses the cost of accumulating and preparing data for use in its database applications as such costs are incurred.

Discontinued Operations

During 2002, the Company decided to close the operations of ParaGen, its plant genotyping business. At December 31, 2002, all of the goodwill and associated assets were written down to their fair value less cost to sell and reported in the loss from discontinued operations. In February 2003, the ParaGen business assets were sold to DNA Landmarks for $300,000 and potential future royalties between 10% and 15%, through early 2006, of revenues from certain identified customers. The Company is reporting the operating results from ParaGen in discontinued operations.

Note 2. Sale of Selected Agricultural Assets

On March 23, 2005, the Company sold selected agricultural assets related to the field of transgenic traits for agriculture to Monsanto Company. Under the terms of the agreement, Monsanto paid $4,750,000, at closing, with an additional installment payment of $1,180,000 due in January 2006. A payment of $820,000 may also be due in January 2006 if the Company meets certain transition milestones. As part of the sale, Monsanto agreed to assume the remaining five years on a 32,000 square foot facility lease and hire fifty-seven of the Company’s employees beginning in May 2005. The Company’s restricted cash required under the lease will be released by the landlord. Since essentially all of the fixed assets transferred to Monsanto served as collateral for the Laurus note, the Company agreed to provide Laurus with approximately $50,000 in additional interest and to prepay an additional $430,000 in principal in the event that Laurus is unable to convert this amount of the note by October 1, 2005. Due to the sale of these assets, the Company’s existing six-year commercial partnership with Monsanto was amended to terminate in May 2005, approximately nine months before its previously scheduled end date, and the total contract value was reduced by $1,400,000. As part of the accounting for the transaction, the Company’s activities under the commercial partnership have been reassessed and any revenues above historical profitability levels related to the remaining performance obligation on the partnership have been included in the net gain on the transaction. The Company has recorded a gain from the sale of these agriculture assets as follows (in thousands):

Cash received from sale	$4,750
Non-contingent receivable due in January 2006	1,180
Release of deferred revenue obligation under commercial partnership	3,630
Less: Basis in assets sold	(4,815)
Less: Estimated transaction costs	(797)

Gain from disposal of assets	$3,948

Additional gains will be recorded upon the receipt of the final contract payment in May 2005 and in the event that any of the January 2006 transition milestone payments are received.

As part of the agreement to sell these assets, the Company committed to transition out of the agriculture industry with the principal exception of its remaining contracts with DuPont or its subsidiaries. While the Company has determined that it does not yet meet the criteria to classify its remaining activities in the agriculture industry as discontinued operations under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company does believe these criteria will be met upon the completion of the remaining contracts with Dupont and its subsidiaries. As included in the Company’s statements of operations for the periods ended March 31, 2005 and 2004, the Company’s activities related to the agriculture industry are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Revenues	$4,404	$3,386

Operating expenses:
Research and development	2,786	3,319

Selling, general and administrative	227	173

Total operating expenses	3,013	3,492

Gain on sale of selected agricultural assets	3,948	—

Income (loss) from agriculture operations	$5,339	$(106)

For purposes of these disclosures, the operating expenses presented above only include those costs that are directly identifiable as relating to agriculture activities with an allocation of facilities, information support and employee benefits costs based on headcount. Summarized balance sheet information for the Company’s assets related to the agriculture industry as of March 31, 2005 is as follows (in thousands):

Accounts receivable	$2,075
Prepaid expenses	49

Total current assets	2,124
Property plant & equipment, net	1,144

Total assets	$3,268

Accounts payable	$138
Accrued liabilities	512
Deferred Revenue	1,115

Total current liabilities	1,765

Deferred compensation	(15)

Total liabilities and stockholders’ equity	$1,750

Note 3. Acquisition

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

The Company assumed approximately $214,000 in net liabilities and incurred costs of approximately $547,000 related to this acquisition. The Company also assumed TissueInformatics’ obligations under its employee stock option plan. At closing, approximately 214,000 shares were reserved to satisfy obligations underlying outstanding options. Under the terms of the agreement, approximately 171,000 additional shares were available for issue pursuant to outstanding options upon the achievement of performance milestones by December 31, 2004. The TissueInformatics’ stock option plan was assumed by the Company. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the initial purchase price of approximately $6,713,000 was allocated to the assets acquired and liabilities assumed based on estimated fair values. This purchase price included $1,108,000 for the contingent purchase consideration related to the performance milestones. The contingent purchase consideration was reversed when the related milestones lapsed. The fair value assigned to intangible assets acquired was based on a third party valuation report.

Of the total purchase price, $3,455,000 was allocated to the tangible assets, which were comprised of cash, property and equipment and prepaid and other assets, $3,559,000 has been allocated to intangible assets and $301,000 has been allocated to liabilities. The intangible assets included $3,350,000 and $209,000 related to developed software technologies and a customer base, respectively. These intangible assets were being amortized over a period of five years.

During the fourth quarter of 2004, the Company determined that TissueInformatics’ software technology required further market preparation and significant product development before meaningful sales could be expected. Based on revised estimates of cash flows related to the product, these intangible assets were determined to be fully impaired and were written off as of December 31, 2004.

The Company’s results of operations for the three-month period ended March 31, 2004 include the results of TissueInformatics operations from the day after the closing date of the acquisition, March 12, 2004, to March 31, 2004. The Company’s results of operations for the three-month period ending March 31, 2005 include TissueInformatics’ operations for the full period.

The following unaudited pro forma financial information reflects the results of operations of the Company for the three months ended March 31, 2004 as if the acquisition of TissueInformatics had occurred on January 1, 2004. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place on January 1, 2004, and may not be indicative of future operating results.

Three Months Ended March 31 2004
(unaudited)
Total revenues	$4,888,000
Total operating expenses	9,710,000

Loss from operations	(4,822,000)

Net loss	$(4,857,000)

Net loss per common share	$(0.13)

Weighted average common shares	36,468,000

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

Overview

Our Company, Icoria, Inc., formerly Paradigm Genetics, Inc., is a biotechnology company focused on the discovery of novel, multi-parameter biomarkers using its unique multi-platform approach. We are using these biomarkers internally to develop multi-analyte diagnostics that can be used to define and grade pathology or disease state with a high level of specificity and sensitivity. We also use our technology to help our collaborators and customers develop better, safer drugs and diagnostics and to identify targets, leads and drug/diagnostic combinations for liver injury, metabolic disorders and cancer.

In March 2004, we acquired TissueInformatics.Inc (“TissueInformatics”), a privately held company, which develops and applies automated pathology software for the quantitative analysis of tissue changes in drug discovery, disease assessment, toxicology, and tissue engineering. We believe that this acquisition provides us with a competitive advantage as the first company to combine gene expression profiling, biochemical profiling and quantitative tissue analysis in a systems biology approach to life sciences discovery. It is through this combination and analysis of different biological data streams that we can identify novel biomarkers and targets that were previously inaccessible due to biological “noise.” While we initially thought we would also be able to sell the TissueInformatics’ technology as a stand-alone product, we were unable to realize these plans in a timely manner and have suspended this effort indefinitely.

Our business model targets near-term and mid-term revenues and cash flow from our current commercial partnerships, government contracts and grants, new commercial partnerships and our gene expression service business — Paradigm Array Labs™ (“PAL”). In the long-term, we are targeting revenues and cash flow through the development of our proprietary product portfolio. Our current proprietary product development efforts are focused on diagnostics for liver injury as well as biomarkers for diabetes and obesity.

Commercial Partnership Revenue

We have been servicing several revenue generating partnerships and contracts while we also have been developing our PAL services business. Notably, two of our revenue generating contracts end in 2005 as a result of termination and sale. The table below presents these revenue sources which historically have been derived from customers in both the healthcare and agriculture industries:

	Potential Contract Value*	Prior to 2004	Revenue Recognized					Remaining Potential Revenue**
			2004				2005 Q1
(in millions)			Q1	Q2	Q3	Q4
Healthcare
NIEHS	$32.2	$3.3	$0.8	$1.4	$2.8	$1.7	$1.6	$20.6
ATP Grant	9.7	2.2	0.5	0.3	0.3	0.6	0.5	5.3
SBIR Contracts	1.6	—	—	—	—	—	0.3	1.3
PAL	N/A	—	0.2	0.6	0.1	0.1	1.0	N/A
Other	N/A	1.3	—	—	—	0.1	—	N/A

Total Healthcare	43.5	6.8	1.5	2.3	3.2	2.5	3.4	27.2
% change from prior quarter			(17)%	53%	39%	(22)%	36%

Agriculture
Bayer	35.7	32.5	0.5	0.8	0.6	0.5	0.9	—
Monsanto***	53.6	35.7	2.7	2.6	2.5	2.4	2.4	0.7
Dupont-Pioneer Hi-Bred	9.0	—	0.2	0.6	0.8	0.9	1.1	5.4
DuPont	0.5	—	—	—	—	—	—	0.5
Other	N/A	0.6	—	—	—	—	—	N/A

Total Agriculture	98.8	68.8	3.4	4.0	3.9	3.8	4.4	6.6
% change from prior quarter			(6)%	18%	(2)%	(3)%	16%

Total Revenue	$142.3	$75.6	$4.9	$6.3	$7.1	$6.3	$7.8	$33.8

*	Includes potential milestone payments over the remaining term of the contracts and excludes potential royalties.
**	There can be no guarantee that Icoria will achieve these revenues.
***	A portion of the potential revenues from the Monsanto contract have been or are expected to be recognized as part of the gain on the Monsanto transaction.

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

In addition, we currently have a government grant and two Small Business Innovative Research (“SBIR”) Contracts. Our Advanced Technology Program (“ATP”) grant from National Institute of Standards and Technology (“NIST”) was awarded in June 2002 for $11.7 million over five years to develop innovative tools for target discovery through the analysis of complex coherent data sets. This grant, the largest bioinformatics grant ever awarded in NIST’s ATP history, supports the development of methods and tools for the creation, evaluation and analysis of coherent data sets. The grant will be shared between the joint venture partners, currently Icoria and Agilent Technologies, based on the research work plan. Our SBIR grants involve the study of biomarkers for drug-induced liver injury and alcohol-related diseases.

During 2003, we began our PAL microarray services business. We have seen significant demand for PAL services which caused PAL revenues to increase by approximately $0.9 million during the first quarter of 2005. PAL services have a shorter sales cycle than the rest of our business and tend to have smaller contracts.

We have commercial partnerships that are presently winding down with Bayer CropScience, a subsidiary of Bayer AG, (“Bayer”) in the area of crop protection and Monsanto Company (“Monsanto”) and a current and ongoing contract with Pioneer Hi-Bred International, Inc., a subsidiary of E.I. du Pont de Nemours and Company (“DuPont”), in the area of crop trait discovery. In addition, we have a small contract with Dupont to screen compounds for their effect on plants. On November 19, 2004, we received a notice of termination from Bayer regarding the September 1998 agreement, as amended. All significant work remaining under the agreement was substantially completed by the end of March 2005. We received a termination fee in January 2005 of $575,000. The partnership with Monsanto was signed in November 1999 and began contributing revenues in the second quarter of 2000. As amended, the agreement committed Monsanto to a total partnership term of six years with committed funding through January 2006. Due to the sale of the related assets to Monsanto, our commercial partnership with Monsanto was amended to terminate in May 2005, approximately nine months before its previously scheduled end date, and the total contract value was reduced by $1,400,000.

As part of the agreement to sell certain assets to Monsanto, we committed to transition out of the agriculture industry with the principal exception of its remaining contracts with DuPont or its subsidiaries. While we have determined that we do not yet meet the criteria to classify its remaining activities in the agriculture industry as discontinued operations under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we do believe these criteria will be met upon the completion of the remaining contracts with Dupont and its subsidiaries. At the time when it is appropriate to classify the remaining agricultural operations as discontinued operations we will be required to reclassify these operations to discontinued operations for all periods presented in order to comply with proper presentation under the accounting rules and standards.

The on-going three-year partnership with DuPont was signed in December 2003 and began contributing to our revenues in the first quarter of fiscal year 2004. The DuPont agreement may be terminated at December 31, 2005 upon the payment of a $500,000 termination fee, which exposes us to some risk of early termination. While we intend to exit the agriculture industry, we remain committed to completing our commitments under our current contractual obligations.

Liquidity and Capital Resources

We have historically financed our operations through the sale of equity, debt and capital lease financing, payments received from commercial partnerships and government contracts and grants. From inception through March 31, 2005, we have raised an aggregate of approximately $95.5 million through the sale of equity and approximately $30.1 million in proceeds from secured debt financing.

At March 31, 2005, we had cash, cash equivalents and short-term investments totaling approximately $11.8 million. We currently see several factors that could negatively impact our cash position:

•	We are obligated to maintain a ratio of unrestricted cash and investments to Silicon Valley Bank debt of at least 1.75. For purposes of the covenant calculation, Silicon Valley Bank debt includes all letters of credit issued using capacity under the line of credit. If we were to default on this financial covenant, we may be required to pay off the loan with Silicon Valley Bank. At March 31, 2005, the amount outstanding under the term loan with Silicon Valley Bank was $3.1 million, and the ratio of cash and investments to Silicon Valley Bank debt ratio was 3.80.

•	We are committed to prepay up to $430,000 of principal and a 20% premium to Laurus in the event this amount of the note cannot be converted into our common stock by October 1, 2005.

•	Our operations continue to use cash and will likely continue to do so for the foreseeable future.

•	Our cash equivalents and short-term investments are invested in financial instruments with interest rates based on financial market conditions and as such we are exposed to interest rate fluctuations.

If we were required to pay off the loan with Silicon Valley Bank, we believe our remaining cash would be sufficient to support our operations at least into the second quarter of 2006. Please see the section entitled “Future Cash Commitments” and “Outlook for the Remainder of 2005” below, for further details.

In order to best understand our cash flow, management believes that the cash flow measure presented below, which includes Short- and Long-Term Investments, is an appropriate measure for evaluating our liquidity, because this reflects all liquid resources available for strategic opportunities including, among others, investment in the business and continuing operating activities. However, this measure should be considered in addition to, and not as a substitute for, or superior to, cash flows prepared in accordance with generally accepted accounting principles in the U.S.

	Three Months Ended March 31
(in millions)	2005	2004
Net cash used in operating activities	$(1.9)	$(1.8)
Net cash provided by investing activities, excluding purchases and maturities of short-term investments	4.4	2.1
Net cash used in financing activities	(0.3)	(1.4)

Net increase (decrease) in cash, cash equivalents and short-term investments	2.2	(1.1)
Cash, cash equivalents and short-term investments, beginning of period*	9.6	16.3

Cash, cash equivalents and short-term investments, end of period*	$11.8	$15.2

*	Cash, cash equivalents and short-term investments exclude restricted cash.
**	See reconciliation to generally accepted accounting principles (“GAAP”) below.

Cash used in operating activities:

•	For the three months ended March 31, 2005, cash used in operating activities primarily consisted of operating losses and decreases in deferred revenue offset, in part, by non-cash expenses (primarily depreciation). Deferred revenue consists of payments made by Monsanto and PAL’s customers in excess of the revenue we recognize under these commercial partnerships for work completed during the period.

In the remainder of 2005, we expect our net cash used in operating activities will decrease when compared to 2004, subsequent to the transition of assets and obligations to Monsanto. We are expecting reductions in our cost structure resulting from the Monsanto transaction and our focus on healthcare opportunities. Please see “Outlook for Remainder of 2005” below. No assurance can be given that we will earn the new revenues anticipated in 2005 or achieve any significant cost reductions.

Cash provided by investing activities:

•	For the three months ended March 31, 2005, cash provided by investing activities primarily consisted of cash received in connection with the Monsanto transaction in March 2005. This was offset in part by purchases of short-term investments as well as laboratory and data processing equipment.

We expect our cash provided by investing activities will decrease in the remainder of 2005 compared to 2004 as we continue to purchase equipment to support our operations.

Cash used in financing activities:

•	For the three months ended March 31, 2005, cash used in financing activities primarily consisted of monthly repayments of our term debt with Silicon Valley Bank.

For the remainder of 2005, our obligation for financing activities amounts to approximately $1.0 million, including repayments of the Company’s term debt with Silicon Valley Bank. In addition, we may be required to prepay up to $0.4 million of principal and a 20% premium to Laurus in the event they are unable to convert this amount of the note by October 1, 2005.

Based on the above discussion, we believe that we have sufficient cash to fund our operations at least into the second quarter of 2006. We may attempt to raise additional funds to support our research and development programs, general working capital needs, and debt obligations through the public or private offering of our equity securities, additional debt financing or both. No assurance can be given that such additional financings will be available or, if available, can be obtained on terms acceptable to us.

**	Reconciliation to GAAP

Under GAAP, cash flows from investing activities above would decrease by net purchases of investment securities; also under GAAP, cash and cash equivalents at the beginning and end of the period would be less, as they would exclude short and long-term investments. The following table presents these differences:

	Three Months Ended March 31
(in millions)	2005	2004
Changes to cash flow from investing activities
Net (purchases) maturities of investments	$(0.4)	$3.1
Beginning of the period exclusions
Short-term investments	$—	$9.1
End of the period exclusions
Short-term investments	$(0.4)	$6.1

Results of Operations

Three Months Ended March 31, 2005 and 2004.

Revenues

The table below presents our revenue sources for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

	Three Months Ended March 31		Increase (Decrease)	% Increase (Decrease)	Notes
(in millions)	2005	2004
Healthcare customers
NIEHS	$1.6	$0.8	$0.8	100%	1
Paradigm Array Labs	1.0	0.2	0.8	400%	2
Grant revenues	0.5	0.5	—	—	3
Other	0.3	—	0.3	*	4

Subtotal	3.4	1.5	1.9	126%

Agriculture customers
Bayer	0.9	0.5	0.4	80%	5
Monsanto	2.4	2.7	(0.3)	(11)%	6
DuPont	1.1	0.2	0.9	450%	7

Subtotal	4.4	3.4	1.0	30%

Total revenue	$7.8	$4.9	$2.9	60%

*	Increase greater than 500%.

Notes:

1.	We recognize revenues relating to our partnership with NIEHS on a cost plus fixed fee basis, generally as samples are processed. In the first quarter of 2005, revenues increased primarily as a result of a higher number of samples processed. The Company expects this sample volume to continue in 2005 and, as a result, we expect revenues will increase in 2005 when compared to 2004.
2.	We recognize revenues relating to our service business, Paradigm Array Labs™, as we complete work for its various customers. Revenue during the first quarter of 2005 increased compared to the same period in 2004 primarily due to the acceptance of all deliveries on a contract with a large pharmaceutical customer.
3.	We recognize revenues under our grants as the related expenses are incurred. Grant revenues for the three months ended March 31, 2005 and 2004 were generated from the ATP grant.
4.	Other healthcare revenue included revenue on two Small Business Innovative Research contracts that were recognized upon completion of the first phase of the contracts. Additional phases of these contracts have not yet been awarded.
5.	We recognize revenues relating to its partnership with Bayer in two components, gene discovery and assay development. For the gene discovery component, from which the majority of the revenue is generated, we recognize revenue by comparing the number of genes analyzed during the period to the total number of genes to be analyzed over the term of the contract. During the three months ended June 30, 2004, we successfully completed the gene analysis portion of the contract. Therefore, there was no revenue associated with the gene discovery component during the three month period ended March 31, 2005. For the assay component, we recognize revenue when Bayer accepts assays. Revenues increased as we recognized the revenues related to the final termination payment on the contract. We do not anticipate any significant additional revenue from this contract.
6.	We recognize revenues relating to our partnership with Monsanto by comparing the number of genes analyzed during the period to the total number of genes to be analyzed over the term of the contract. We expect that revenues related to this commercial partnership will come to an end during the second quarter of 2005 as a result of the Monsanto transaction occurring in March 2005.
7.	We recognize revenues relating to our partnership with DuPont by comparing the number of plant lines analyzed during the period to the total number of plant lines to be analyzed over the term of the three-year contract. This commercial partnership was signed in December 2003 and had just begun to operate during the first quarter of 2004.

Research and Development and Selling, General and Administrative Expenses

The table below presents our operating expenses for three months ended March 31, 2005 compared to the three months ended March 31, 2004.

	Three Months Ended March 31		Increase (Decrease)	% Increase (Decrease)	Notes
(in millions)	2005	2004
R&D expenses
Payroll, lab supplies and other expenses	$6.3	$5.4	$ 0.9	17%	1
Depreciation and amortization	1.0	1.2	(0.2)	(17)%	2

Total R&D expenses	7.3	6.6	0.7	11%

SG&A expenses
Payroll and other expenses	2.9	1.8	1.1	61%	3
Depreciation and amortization	0	0.1	(0.1)	100%	2

Total S G&A expenses	2.9	1.9	1.0	53%

Total Operating expenses	$10.2	$8.5	$ 1.7	20%

Notes:

1.	Our costs increased during the first quarter of 2005 when compared to the same period in 2004. The increase was primarily related to increased laboratory supplies, which increased approximately $0.7 million related to our increased PAL revenue as well as $0.5 million due to the impairment of certain laboratory equipment.

We are expecting our payroll, lab supply and other expenses to decrease in 2005 when compared to 2004 due to the finalization of the Bayer and Monsanto commercial partnerships during the first and second quarters of 2005, respectively.
2.	Total depreciation and amortization expense during the first quarter of 2005 decreased from the same period in 2004 due to the write-off of the TissueInformatics assets in 2004 as well as some older assets becoming fully depreciated. We are expecting depreciation and amortization expenses to decrease in 2005 compared to 2004 due to our reduced asset base following the Monsanto transaction.
3.	Costs increased during the first quarter of 2005 when compared to the same period in 2004. This increase was primarily related to payroll and related costs, due to higher headcount associated with the TissueInformatics acquisition and expansion of the sales and marketing function to support our PAL services unit. Other expenses, which consist primarily of professional expenses, such as legal and accounting fees, facilities costs, patent fees and conference costs also increased slightly. We expect payroll and other expenses to decrease in 2005 when compared to 2004 as a result of the Monsanto transaction.

Gain on Sale of selected agriculture assets

We are reporting a net gain on the sale to Monsanto Company of certain agricultural assets related to the field of transgenic traits for agriculture. These assets were sold in March 2005. We are expecting to realize additional gains related to this transaction as we receive additional contingent payments in 2005 and 2006.

Other Income (Expense), Net

Other income (expense), net represents the interest earned on our cash, cash equivalents and short-term and long-term investments, offset by interest expense on long-term debt and capital leases. Interest expense increased to approximately $416,000 for the quarter ended March 31, 2005 compared to an expense of approximately $123,000 for the quarter ended March 31, 2004. This increase was primarily attributable to interest on our note with Laurus. We expect that net interest expense will increase compared to 2004 primarily as a result of the Laurus note, net of a reduction in interest expense costs due to the repayment of the other debt in 2004.

Divestiture

We are reporting income from discontinued operations in 2005 related to a plant genotyping business, ParaGen, which was sold to DNA Landmarks in February 2003. We are expecting a minimal income contribution from discontinued operations as we recognize royalties from the sale during 2005.

Net Income

Net income increased to approximately $1,138,000 for the quarter ended March 31, 2005, compared to a loss of $3,672,000 for the quarter ended March 31, 2004. The increase in the net income was primarily due to the gain from the Monsanto transaction, offset by higher research and development and selling, general and administrative costs.

Outlook for the Remainder of 2005

We ended March 31, 2005 with $11.8 million in cash, cash equivalents and short-term investments. We believe that these funds, when combined with the additional proceeds from the Monsanto transaction and significant cost reductions, will be sufficient to support our operations into the second quarter of 2006; however, we will continue to pursue opportunities to increase our liquidity. To accomplish this, we will consider additional financing involving debt, the sale of our stock or both.

We believe that we will continue to see increased acceptance for our technologies in the marketplace as evidenced by our progress on biomarker pilots. In addition, we will increase our efforts to move into the development of our own diagnostics. We will also work to complete our remaining obligations under our existing agriculture contracts and streamline our infrastructure to adapt to our more focused mission in human healthcare. Since we do not expect to earn any additional revenue on the Bayer contract and only expect to earn revenues on the Monsanto contracts for part of the second quarter of 2005, we expect our overall revenues will decline from our 2004 revenues. We anticipate that costs directly related to these lost revenues will also decline.

Critical Accounting Policies and Estimates

In August 2001, the FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions of APB Opinion 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. The statement is currently effective for us. The adoption of Statement No. 144 will have an impact on our future results. As a result of a change in business focus and a refinement of our business plan, we sold certain assets to Monsanto and committed ourselves to a transition out of services to the agriculture industry. Under FASB 144 we will not be able to present this business unit as a discontinued operation until all of our ongoing contractual obligations cease. We expect this to occur sometime in late 2006.

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

The most significant estimates that management makes with respect to our financial statements is the progress to completion under our long-term commercial contracts. We currently recognize revenue based on a comparison of the number of genes analyzed to the total number of genes to be analyzed, on a contract-by-contract basis. We track the number of genes analyzed through its computer systems. If these computer systems were to incorrectly count the number of genes analyzed, our revenues may be impacted. Alternatively, if we were to incorrectly estimate the number of genes to be analyzed in order to complete its commercial contracts, our future revenues may be impacted.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have set forth a number of forward-looking statements with respect to our efforts to refine our business plan, our future requisitions, dispositions and areas of investment (Healthcare and Current Plans) and our ability to remain operational given our current resources (Financials).

Healthcare and Current Plans. Our assessment of future markets, our ability to execute on the evolution of our business plan to a healthcare focused company are fundamental assumptions and forward-looking statements based on the transition of our company and the success of such a transition. We cannot predict the future of the healthcare or biotech markets and therefore all of our statements related to where we envision Icoria going or what we believe it is becoming are based on trends and our perception of the market; however, all of the statements concerning our future healthcare operations and the refocusing of our business plan are forward-looking and they involve risks and uncertainties. Our actual actions may change or be materially different than those presented above due to changing circumstances and a variety of factors.

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

The foregoing list of important factors is not exclusive.

This report contains other forward-looking statements, including statements regarding: our ability to successfully develop and improve our metabolic profiling platform, databases and other technologies; the future prospects of our metabolomic platform, including the potential of the platform to improve the efficiency and lower the cost of drug discovery, decrease the time to market for new drugs, reduce toxic side effects of drugs, complement other genomic tools, and attract commercial partners to be a more efficient and proximal indicator of cellular physiology than genomics and proteomics platforms; our ability to industrialize the process of gene function discovery and metabolomics and generate information enabling the development of novel products; our ability to develop new diagnostics; our ability to establish intellectual property protection for our gene function information, databases, processes and other technologies; product development and commercialization efforts; our strategy and market opportunities, anticipated increases in our revenues; and timing of revenues from commercial partnerships; our ability to meet or exceed our milestone targets and earn royalties under our commercial partnerships; our ability to enter into new partnerships and alliances; our intended use of the proceeds from our direct offering and other financial resources; our research and development and other expenses; our operational and legal risks; our ability to remain listed on the Nasdaq SmallCap Market; and our ability to build shareholder value.

Such statements are based on management’s current expectations and are subject to a number of risks, factors and uncertainties that may cause actual results, events and performance to differ materially from those referred to in the forward-looking statements. These risks include, but are not limited to: our early stage of development, history of net losses, technological and product development uncertainties, reliance on research collaborations, uncertainty of additional funding and ability to protect our patents and proprietary rights. These and other risks are discussed in Part II of this report, titled “Risk Factors.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes since December 31, 2004.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us was made known to them by others within Icoria, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As partial consideration for Laurus Master Fund, Ltd. entering into the Modification Agreement, which modifies the Securities Purchase Agreement dated as of October 19, 2004, between Icoria, Inc. (“Icoria”) and Laurus Master Fund, Ltd. (the “Purchaser”) (as amended, modified or supplemented from time to time, the “Securities Purchase Agreement”) and agreeing to release certain collateral securing the Note, Icoria agreed to modify the interest rate under the Note for the month of March 2005 through a one time interest surcharge and agreed to pay the Purchaser additional interest for the month of March 2005 to reflect the additional risk associated with the release of certain collateral by Purchaser under the Master Security Agreement. This Amendment was disclosed in the Current Report on Form 8-K filed on October 21, 2004. Such additional interest payment will be approximately $50,000, and shall be due on the date hereof and immediately converted, at the Fixed Conversion Price, into freely tradable shares of Common Stock of the Company. These shares are to be delivered to Purchaser in accordance with the terms of the Note.

The original offering was conducted as a private placement pursuant to the exemption from registration provided by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. The Company has entered into an agreement to register the common stock underlying the warrants and the common stock received upon any conversion of the secured convertible term note.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information and Risk Factors

OTHER INFORMATION

During the week ended March 31, 2005, Douglas R. Morton, Jr., Ph.D., began a consulting arrangement with us whereby he advised Icoria, through the Office of the President, to facilitate our transition to a healthcare-focused business plan. The compensatory terms of this arrangement involved: $2,000 per eight hour day for working on-site at Icoria for two days per week for up to six months and a daily rate for travel of $1,000 per day plus expenses for travel days when Dr. Morton is traveling to and from Icoria and a consulting fee is not otherwise applicable. On May 10, 2005, Dr. Morton was appointed by the Board of Directors as our Interim Chief Executive Officer. His previous compensatory arrangement remains the same as of the filing date of this report. An exhibit setting forth the compensatory arrangement with Dr. Morton is attached hereto

On May 10, 2005, the Board of Directors of Icoria, Inc. (the “Company”) approved an amendment to the severance package for Heinrich Gugger Ph.D. Pursuant to the amendment, Dr. Gugger will receive all of the original terms of his severance arrangement, outplacement services not to exceed $15,000, the acceleration of vesting for both 250,000 shares of restricted stock and all of his presently owned options. The amended severance package will take effect as of June 30, 2005.

RISK FACTORS

We are an early stage company using novel technologies and, as a result, we may never achieve, or be able to maintain, profitability.

You should evaluate us in light of the uncertainties affecting an early stage biotechnology company. Our biochemical profiling platform, our bioinformatics efforts our recent write down of the intangible assets related to our TissueInformatics® software and that we have sold all of our GeneFunction Factory® technology in connection with the Asset Purchase Agreement with Monsanto Company dated March 23, 2005. We have not yet proven that determining the function of a gene in commercially significant target organisms or elucidating the biochemical profiles of cells, tissues, or fluids will enable us or our partners to develop commercial products. Furthermore, we are increasing our efforts to address the human health market with our biochemical profiling platform, an area of business in which we have little experience.

We have a limited number of material and substantial partnerships, relationships, or contracts.

We have a limited number of significant revenue generating contracts and commercial partnerships. In the agriculture sector we have entered into only three significant commercial partnerships, with Bayer CropScience, Monsanto and Pioneer Hi-Bred International, Inc., a subsidiary of DuPont (“DuPont”), to assist in development of certain new products that they are targeting, including herbicides and plants with improved nutritional and growth characteristics. Of these contracts, only DuPont remains after the Bayer and Monsanto contracts terminate, which subjects us to the volatility inherent in providing services to one company in the agriculture industry. These contracts have provided substantially all of our operating revenue. The DuPont contract is terminable at December 31, 2005 upon the payment of a $500,000 fee.

We have entered into a government contract and have received a government grant. If we are unable to successfully achieve milestones or our commercial partners fail to develop successful products, we will not earn certain revenues contemplated under such partnerships.

In addition, we may not be able to enter into additional commercial partnerships. Partnerships or contracts that we have previously engaged may no longer be available. We do not control the resources that our commercial partners devote to our projects, and our commercial partners may not perform their obligations. Our commercial partnerships are subject to termination rights by the commercial partners. If commercial partners terminate their relationship with us, or fail to meet their contractual obligations, it could have a material adverse effect on our revenues and our ability to undertake research, to fund related and other programs and to develop, manufacture and market any products that may have resulted from the commercial partnership. Also, we may pursue opportunities in fields that conflict with our commercial partners or in which our commercial partners could become active competitors. Our strategy of using revenue generated from our commercial partnership, or using the proceeds generated from the sale of our efforts in connection with our commercial partnerships, for investment capital to develop and grow our healthcare business may be flawed, it may not yield results sufficiently quickly enough, or at all, and may leave us without the means to generate revenue. Our long-term business plan refinement centralizes our risks more, subject to the vagaries in the healthcare industry, and makes us less diversified.

We have a history of significant net losses. We expect to continue to incur net losses for the foreseeable future and may never reach profitability.

We have incurred net losses in each year since our inception and expect these losses to continue. Excluding the gain on the sale of assets to Monsanto, we experienced a net loss of approximately $2.8 million for the quarter ended March 31, 2005. As of March 31, 2005, we had an accumulated deficit of approximately $97.8 million. To date, we have derived substantially all of our revenues from three commercial partnerships, a government contract and government grants. Our Bayer contract has ended. We expect our revenue in the remainder of 2005 from our commercial partnership with Monsanto will be less than $0.7 million, as a result of the early termination of the Monsanto contract. We do not have replacements for these contracts. We do not believe replacements exist and we are no longer pursuing such contracts in agriculture. We expect to spend a significant amount of capital to fund research and development and enhance our core technologies in healthcare. We will need to generate significant additional revenues from existing commercial contracts and partnerships, grants and new revenue sources to fund research and development in our new core technologies. We have sold certain assets to Monsanto in order to realize current benefits from these assets instead of completing the Monsanto contract under its terms. This strategy of selling these assets to Monsanto may not yield sufficient resources to accomplish our objective. We cannot accurately predict when, if ever, we will become profitable.

We are shifting our business model away from agriculture-based research and areas of historical revenue.

Our shift towards the healthcare industry and the therapeutic fields of obesity, liver disease and diabetes is fundamentally a shift away from our known and historical areas of revenue generation. Our belief that the potential market for healthcare products and services is better for us in the long run, rather than our current strategy of using our agriculture-based contracts, may be wrong and based on data and assumptions that may be flawed. We may not have the financial ability or human capital to effectuate this shift, and the costs of the transition may be prohibitive. Our belief that we can obtain revenues from material and substantial healthcare partnerships, agreements, discoveries or contracts might be wrong. If we are unable to accomplish the evolution to a healthcare focused company, we might not have sufficient resources to refocus again. This shift in focus makes it very difficult for you to evaluate the success of our business to date and to assess our future viability.

We may not succeed in developing diagnostic products and even if we do succeed in developing diagnostic products, they may never achieve any commercial acceptance.

There is considerable risk in developing diagnostic products based on our biomarker discovery efforts; potential tests may fail to validate results in larger clinical studies and may not achieve acceptable levels of clinical sensitivity and specificity. If we do succeed in developing diagnostic tests with acceptable performance characteristics, we may not succeed in achieving significant commercial market acceptance for those tests. Our ability to successfully commercialize any diagnostic products that we may develop will depend on many factors, including but not limited to:

•	our ability to convince the medical community of the safety and clinical efficacy of our potential products and their potential advantages over existing diagnostic products;

•	our ability to establish business relationships with other diagnostic companies that can assist in the commercialization of these potential products; and

•	the agreement by third-party payers to provide full or partial reimbursement coverage for our potential products.

These factors present obstacles to any commercial acceptance of our potential diagnostic products, which we will have to spend substantial time and money to overcome, if we can do so at all. Our inability to successfully address these obstacles will harm our business.

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

In April 2004, we modified the financial covenant in our debt agreement with Silicon Valley Bank (“SVB”). We are now obligated to maintain a minimum ratio of cash and investments to SVB debt of 1.75. This ratio is defined in our amended agreement with SVB as the ratio of unrestricted cash and investments to the amount of outstanding debt to SVB (including all amounts outstanding or letters of credit issued under the line of credit.) If we were to default on this financial covenant, we may be required to pay off the loan with SVB. As of March 31, 2005 our cash to SVB debt ratio was 3.80, and the aggregate amount outstanding under the SVB term loan was approximately $3.1 million.

In October 2004, we raised gross proceeds of $5 million from Laurus Master Fund, Ltd. through a convertible note collateralized by substantially all of our fixed assets. In connection with the Monsanto Asset Purchase Agreement dated March 23, 2005, Laurus agreed to allow their liens on the assets transferred to be released. In exchange for this release, we agreed to additional interest on this note of approximately $50,000 and a future prepayment of up to approximately $430,000 in principal with a 20% penalty if Laurus was unable to convert this amount of principal by October 1, 2005.

We may be required to raise funds through public or private financings of our equity securities to attempt to avoid a default on our debt. No assurance can be given that such additional financings will be available or, if available, can be obtained on terms acceptable to us. The Laurus financing restricts our probability of engaging in certain types of financings.

If we lose our key personnel or are unable to attract and retain additional personnel, our operations could be disrupted and our revenues could decrease.

Our success depends on the continued services and on the performance of our senior management and scientific staff. As previously disclosed in our Form 8-K dated May 11, 2005, Heinrich Gugger, Ph.D. resigned from his position as President and Chief Executive Officer on May 10, 2005. In addition, Keith R. Davis, Vice President, Agricultural Biotechnology, and Jim Bucci, Vice President, Human Resources, have also announced their resignations effective June 30, 2005. As previously disclosed in our Form 8-K dated November 9, 2004, Philip Alfano stepped down from his role as Vice President of Finance, Chief Financial Officer and Treasurer, effective December 31, 2004. Mr. Alfano has not remained in any capacity with us. The loss of the services of any of our senior management or our scientific staff could seriously impair our ability to operate and achieve our objectives, which could reduce our revenues. On March 29, 2005, Peter Johnson, M.D., our Executive Vice President and Chief Medical Officer also stepped down. This loss of expertise and institutional knowledge could have a material impact on us and on our ability to execute on our latest business plan. Our cost-cutting and business plan refocusing efforts could have an impact on employee morale and could have an effect on recruiting. Recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success.

We currently only have an Interim Chief Executive Officer. In order to achieve our business objectives, we must identify, attract, train and motivate additional personnel with expertise in specific industries and areas applicable to the products developed through our technologies. We are currently conducting a search for a full-time Chief Executive Officer. This search is crucial to our business, it may be costly and it may not achieve all of our stated goals. This search may materially disrupt our business or our ability to execute on our new business plan. We compete intensely for all of our personnel and we may be unable to achieve our personnel goals. Our failure to achieve any of these goals could seriously limit our ability to improve our operations and financial results.

We did not realize the near-term value we anticipated from TissueInformatics.Inc; it may have ongoing negative financial consequences to our stockholders and us.

Our acquisition of TissueInformatics.Inc involved the integration of operations and personnel of TissueInformatics, including, among other things, the integration of TissueInformatics technologies in quantitative tissue analysis with our biomarker and target discovery programs. We also anticipated generating substantial sales of quantitative tissue analysis software. We have been unable to realize direct benefits from the costs associated with the acquisition of TissueInformatics and have determined that the commercialization of this technology will require substantial additional investment. We have determined that we will not proceed with this commercialization investment at this time and have written off all intangible assets related to this technology. In addition, we terminated 9 of the 18 remaining former TissueInformatics employees in March 2005. As a company with two sites, we face challenges in managing these employees over a geographic distance. The inability to successfully integrate the operations and personnel of TissueInformatics.Inc could have an adverse effect on us, increasing our expenses and costs and, as a result, the market price of our common stock could decline and our ability to attract financing could decrease.

We do not currently meet the Nasdaq SmallCap Market System listing requirements, and if we continue to fail to meet such requirements, we would likely be delisted from the Nasdaq System.

Our common stock is quoted on the Nasdaq SmallCap Market. In order to continue to be included in the Nasdaq SmallCap Market, we must meet Nasdaq’s maintenance criteria, including a minimum bid price of $1.00 per share as well as a minimum stockholders’ equity balance of $10 million. Since June 2004, the daily minimum bid price for our common stock was quoted at below $1.00 per share. On December 17, 2004, the Company’s stock listing was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market pursuant to minimum bid price non-compliance. We will be delisted from the Nasdaq SmallCap in June of 2005 if we continue to fail to meet the Nasdaq requirements. The Over the Counter Bulletin Board Market is less well known and potentially has fewer market participants providing liquidity. This could make our stock price volatility increase and increase our difficulty in obtaining capital.

Currently, we have until June 20, 2005 to meet Nasdaq’s minimum bid criteria for ten consecutive days, although in certain circumstances, Nasdaq may require additional days. Failure to meet the maintenance criteria of the Nasdaq SmallCap Market may result in the delisting of our common stock from the Nasdaq System. Our ability to remain listed on the Nasdaq SmallCap Market or National Market is dependent on the market price of our common stock and the timing of any decision to move from one market to another. In the event of delisting, the trading market for our common stock could be diminished. If our common stock were delisted, in order to have our common stock relisted on the Nasdaq National Market or the SmallCap Market, we would be required to meet the criteria for initial listing, which are more stringent than the maintenance criteria. Accordingly, we cannot assure that if we were delisted, we would be able to have our common stock relisted on the Nasdaq System, and most likely our common stock would be quoted on the Over the Counter Bulletin Board. In addition, if our common stock were delisted from the Nasdaq System, it might become more difficult for us to raise additional capital, due to increased costs and potential diminished liquidity in the market for our common stock to accomplish our business objectives through the sale of our common stock or securities convertible into our common stock.

If we do not refocus our business and compete effectively, our losses could increase.

We face intense competition in our biomarker and diagnostic discovery business from other biotechnology companies and large pharmaceutical companies. Our competition often also includes internal departments of these larger companies. A number of these companies are engaged in efforts to reduce the cost, risk and time of drug discovery and development cycles and small molecule discovery. These competitors have been active in the human health field for a longer period and have greater financial resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than we do. If these competitors partner or commercialize their technologies or products before we do, they could render our technologies and products obsolete or noncompetitive. We expect that competition will increase as technical advances in genomics, metabolomics and data integration/coherence are made and become more widely known. In diagnostic discovery, our competitors include Nanogen, Inc., Laboratories Corporation of America, Biopredictive, and Quest Pharmaceutical Services. In biomarker and drug target discovery, other companies that offer similar technologies include SurroMed, Inc. of Menlo Park, California and Beyond Genomics, Inc. of Waltham, Massachusetts, among others. In investigative toxicology, our competitors include CuraGen, Inc. of New Haven, Connecticut and GeneLogic, Inc. of Gaithersburg, Maryland, among others.

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

Our centralization of focus to the healthcare industry heightens the impact on us of competitive forces in that industry. The less diversified we are as a company, the greater the chosen industry will impact us. Our preliminary focus of growth in the healthcare industry increases the impact of competitive pressures.

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

Any product that we or our commercial partners may develop using the gene function information we provide may be subject to a lengthy and uncertain government regulatory process that may not result in the necessary approvals, may delay the commercialization of these products or may be costly, any of which could seriously reduce our revenues or exceed our financial ability to meet the obligations.

Any new product that we or our commercial partners develop will likely undergo an extensive regulatory review process in the United States by the FDA and the USDA and by regulators in other countries before it can be marketed or sold. For example, the FDA must approve any drug, diagnostic or biologic product before it can be marketed in the United States. This review process can take many years and require substantial expense. In the future, we and our commercial partners may also be required to submit pre-market information to the FDA about food developed through biotechnology. Adverse publicity could lead to greater regulation and trade restrictions on imports and exports of genetically modified products. Changes in the policies of U.S. and foreign regulatory bodies could increase the time required to obtain regulatory approval for each new product.

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

If our results of operations continue to fluctuate and quarterly results are poor or lower than the expectations of securities analysts, then the price of our common stock could fall.

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

There is substantial overhang in the market for our stock; meaning we have a number of stockholders who own stock that is eligible for trading due to recent registration statements or the elapse of sufficient time, who have not yet sold their shares into the publicly trading market. If all of our warrant holders converted their shares and sold them into the market or our employees, convertible note holders and the former TissueInformatics.Inc shareholders sold their shares into the market, the price of our common stock would likely go down.

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

Item 6. Exhibits

(a) Exhibits

Exhibit 10.1	Consulting Arrangement with Douglas R. Morton, Jr., Ph.D.

Exhibit 10.2	Amendment to the Monsanto/Paradigm Genetics Collaboration Agreement originally dated as of November 17, 1999*

Exhibit 31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act 2002.

Exhibit 31.2	Certification of Vice President, Finance, pursuant to Section 302 of Sarbanes-Oxley Act 2002.

Exhibit 32	Certification pursuant to Section 906 of Sarbanes-Oxley Act 2002.

*	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Securities Exchange Commission pursuant to Icoria’s application requesting confidential treatment under rule 24b-2 of the Securities Exchange Act of 1934, as amended. The redacted portions are indicated by **** marks.

ICORIA, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICORIA, INC.

DATE: May 16, 2005	SIGNATURE:	/s/ Brett Farabaugh
Brett Farabaugh
Vice President, Finance
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit 10.1	Consulting Arrangement with Douglas R. Morton, Jr., Ph.D.

Exhibit 10.2	Amendment to the Monsanto/Paradigm Genetics Collaboration Agreement originally dated as of November 17, 1999*

Exhibit 31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act 2002.

Exhibit 31.2	Certification of Vice President, Finance, pursuant to Section 302 of Sarbanes-Oxley Act 2002.

Exhibit 32	Certification pursuant to Section 906 of Sarbanes-Oxley Act 2002.

*	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Securities Exchange Commission pursuant to Icoria’s application requesting confidential treatment under rule 24b-2 of the Securities Exchange Act of 1934, as amended. The redacted portions are indicated by **** marks.