Form 10-Q/A
period 2005-03-31
Icoria, Inc.
filed 2005-05-18
CIK 1057217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

SPECIAL NOTE

THIS AMENDMENT TO THE QUARTERLY REPORT ON FORM 10-Q, FOR THE PERIOD ENDED MARCH 31, 2005, IS BEING FILED TO ADDRESS TYPOGRAPHICAL AND PRINTING ERRORS IN THE CONDENSED STATEMENTS OF OPERATIONS AND THE CONDENSED STATEMENTS OF CASH FLOWS IN THE PRESENTATION FOR THE THREE MONTHS ENDED MARCH 31, 2004. WE HAVE CORRECTED THE ERRORS AND HAVE MADE THE CONFORMING CHANGES THROUGHOUT THE AMENDMENT. THIS AMENDMENT ALSO CORRECTS SEVERAL OTHER MINOR TYPOGRAPHICAL ERRORS PRESENT IN THE ORIGINAL FILING. THIS FILING SUPERCEDES THE PREVIOUS FILING IN ITS ENTIRETY.

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

ICORIA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31
	2005	2004
Revenues:
Commercial and government contracts	$7,366,310	$4,364,619
Grant revenues	431,527	523,439

Total revenues	7,797,837	4,888,058

Operating expenses:

Research and development	7,360,643	6,633,777
Selling, general and administrative	2,870,711	1,886,187

Total operating expenses	10,231,354	8,519,964

Gain on sale of selected agricultural assets	3,948,341	—

Income (loss) from operations	1,514,824	(3,631,906)

Other income (expense):
Interest income	38,355	60,239
Interest expense	(416,007)	(122,671)

Other income (expense), net	(377,652)	(62,432)

Income (loss) from continuing operations	1,137,172	(3,694,338)
Discontinued operations:
Income from discontinued operations	349	22,725

Net income (loss)	$1,137,521	$(3,671,613)

Per common share—basic and diluted:
Income (loss) from continuing operations
Basic	$0.03	$(0.11)
Diluted	$0.03	$(0.11)

Income (loss) from discontinued operations
Basic	$—	$—
Diluted	$—	$—

Net income (loss)
Basic	$0.03	$(0.11)
Diluted	$0.03	$(0.11)

Weighted average common shares outstanding – basic and diluted
Basic	38,891,397	33,425,044
Diluted	46,754,086	33,425,044

The accompanying notes are an integral part of these condensed financial statements.

ICORIA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2005	2004
Cash flows from operating activities:
Net income (loss)	$1,137,521	$(3,671,613)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,060,436	1,285,147
Stock-based compensation	41,767	1,806
Loss on impairment or sale of property and equipment	481,043	8,559
Gain on sale of selected agricultural assets	(3,948,341)	—
Non-cash interest	405,436	—
Accounts receivable	85,911	1,250,009
Interest receivable	—	(51,698)
Prepaid expenses and other assets	264,779	247,878
Inventory	504,172	(22,654)
Accounts payable	(753,895)	201,833
Accrued and other current liabilities	671,557	(578,356)
Deferred revenue	(1,865,487)	(444,175)

Net cash used in operating activities	(1,915,101)	(1,773,264)

Cash flows from investing activities:
Purchase of property and equipment	(347,984)	(230,524)
Proceeds from sale of property and equipment	18,000	—
Proceeds from sale of selected agricultural assets	4,750,000	—
Acquisition costs	—	(224,808)
Cash from acquisition	—	2,518,476
Purchase of investments	(372,066)	(3,042,176)
Maturities of investments	—	6,128,467

Net cash provided by investing activities	4,047,950	5,149,435

Cash flows from financing activities:
Repayments of capital lease obligations	(11,668)	(28,744)
Borrowings under the revolving line of credit	—	—
Repayments of debt	(303,616)	(606,143)
Repayments under revolving line of credit	—	(831,514)
Borrowings under notes payable	—	—
Proceeds from exercise of stock options	17,227	43,725
Proceeds from issuance of common stock, net	—	—

Net cash (used in) provided by financing activities	(298,057)	(1,422,676)

Net increase in cash and cash equivalents	1,834,792	1,953,495
Cash and cash equivalents, beginning of period	9,598,136	7,157,308

Cash and cash equivalents, end of period	$11,432,928	$9,110,803

Supplemental disclosures of non-cash financing activities:
Conversion of Laurus debt into common stock	$1,119,624	—
Issuance of employee stock grants and options as deferred compensation	$54,435	—

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

Commercial Partnership Revenue

We have been servicing several revenue generating partnerships and contracts while we also have been developing our PAL services business. Notably, two of our revenue generating contracts end in 2005 as a result of termination and sale. The table below presents these revenue sources which historically have been derived from customers in both the healthcare and agriculture industries:

	Potential Contract Value*	Prior to 2004	Revenue Recognized					Remaining Potential Revenue**
			2004				2005 Q1
(in millions)			Q1	Q2	Q3	Q4
Healthcare
NIEHS	$32.2	$3.3	$0.8	$1.4	$2.8	$1.7	$1.6	$20.6
ATP Grant	9.7	2.2	0.5	0.3	0.3	0.6	0.4	5.4
SBIR Contracts	1.6	—	—	—	—	—	0.2	1.4
PAL	N/A	—	0.2	0.6	0.1	0.1	1.1	N/A
Other	N/A	1.3	—	—	—	0.1	0.1	N/A

Total Healthcare	43.5	6.8	1.5	2.3	3.2	2.5	3.4	27.4
% change from prior quarter			(17)%	53%	39%	(22)%	36%

Agriculture
Bayer	35.7	32.5	0.5	0.8	0.6	0.5	0.9	—
Monsanto***	53.6	35.7	2.7	2.6	2.5	2.4	2.4	0.7
Dupont-Pioneer Hi-Bred	9.0	—	0.2	0.6	0.8	0.9	1.1	5.4
DuPont	0.5	—	—	—	—	—	—	0.5
Other	N/A	0.6	—	—	—	—	—	N/A

Total Agriculture	98.8	68.8	3.4	4.0	3.9	3.8	4.4	6.6
% change from prior quarter			(6)%	18%	(2)%	(3)%	16%

Total Revenue	$142.3	$75.6	$4.9	$6.3	$7.1	$6.3	$7.8	$34.0

*	Includes potential milestone payments over the remaining term of the contracts and excludes potential royalties.
**	There can be no guarantee that Icoria will achieve these revenues.
***	A portion of the potential revenues from the Monsanto contract have been or are expected to be recognized as part of the gain on the Monsanto transaction.

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

Results of Operations

Three Months Ended March 31, 2005 and 2004.

Revenues

The table below presents our revenue sources for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

	Three Months Ended March 31		Increase (Decrease)	% Increase (Decrease)	Notes
(in millions)	2005	2004
Healthcare customers
NIEHS	$1.6	$0.8	$0.8	100%	1
Paradigm Array Labs	1.1	0.2	0.9	450%	2
Grant revenues	0.4	0.5	(0.1)	(20)%	3
SBIR Contracts	0.2	—	0.2	*	4
Other	0.1	—	0.1	*

Subtotal	3.4	1.5	1.9	126%

Agriculture customers
Bayer	0.9	0.5	0.4	80%	5
Monsanto	2.4	2.7	(0.3)	(11)%	6
DuPont	1.1	0.2	0.9	450%	7

Subtotal	4.4	3.4	1.0	30%

Total revenue	$7.8	$4.9	$2.9	60%

*	Increase greater than 500%.

Notes:

1.	We recognize revenues relating to our partnership with NIEHS on a cost plus fixed fee basis, generally as samples are processed. In the first quarter of 2005, revenues increased primarily as a result of a higher number of samples processed. The Company expects this sample volume to continue in 2005 and, as a result, we expect revenues will increase in 2005 when compared to 2004.
2.	We recognize revenues relating to our service business, Paradigm Array Labs™, as we complete work for its various customers. Revenue during the first quarter of 2005 increased compared to the same period in 2004 primarily due to the acceptance of all deliveries on a contract with a large pharmaceutical customer.
3.	We recognize revenues under our grants as the related expenses are incurred. Grant revenues for the three months ended March 31, 2005 and 2004 were generated from the ATP grant.
4.	Revenue on two Small Business Innovative Research contracts that were recognized upon completion of the first phase of the contracts. Additional phases of these contracts have not yet been awarded.
5.	We recognize revenues relating to its partnership with Bayer in two components, gene discovery and assay development. For the gene discovery component, from which the majority of the revenue is generated, we recognize revenue by comparing the number of genes analyzed during the period to the total number of genes to be analyzed over the term of the contract. During the three months ended June 30, 2004, we successfully completed the gene analysis portion of the contract. Therefore, there was no revenue associated with the gene discovery component during the three month period ended March 31, 2005. For the assay component, we recognize revenue when Bayer accepts assays. Revenues increased as we recognized the revenues related to the final termination payment on the contract. We do not anticipate any significant additional revenue from this contract.
6.	We recognize revenues relating to our partnership with Monsanto by comparing the number of genes analyzed during the period to the total number of genes to be analyzed over the term of the contract. We expect that revenues related to this commercial partnership will come to an end during the second quarter of 2005 as a result of the Monsanto transaction occurring in March 2005.
7.	We recognize revenues relating to our partnership with DuPont by comparing the number of plant lines analyzed during the period to the total number of plant lines to be analyzed over the term of the three-year contract. This commercial partnership was signed in December 2003 and had just begun to operate during the first quarter of 2004.

Research and Development and Selling, General and Administrative Expenses

The table below presents our operating expenses for three months ended March 31, 2005 compared to the three months ended March 31, 2004.

	Three Months Ended March 31		Increase (Decrease)	% Increase (Decrease)	Notes
(in millions)	2005	2004
R&D expenses
Payroll, lab supplies and other expenses	$6.3	$5.4	$ 0.9	17%	1
Depreciation and amortization	1.0	1.2	(0.2)	(17)%	2

Total R&D expenses	7.3	6.6	0.7	11%

SG&A expenses
Payroll and other expenses	2.9	1.8	1.1	61%	3
Depreciation and amortization	—	0.1	(0.1)	100%	2

Total S G&A expenses	2.9	1.9	1.0	53%

Total Operating expenses	$10.2	$8.5	$ 1.7	20%

Notes:

1.	Our costs increased during the first quarter of 2005 when compared to the same period in 2004. The increase was primarily related to increased laboratory supplies, which increased approximately $0.7 million related to our increased PAL revenue as well as $0.5 million due to the impairment of certain laboratory equipment.

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

ICORIA, INC.

DATE: May 18, 2005	SIGNATURE:	/s/ Brett Farabaugh
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