Form 10-Q
period 2005-06-30
Icoria, Inc.
filed 2005-08-15
CIK 1057217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of Common Stock, as of the latest practicable date.

Title of each class	Shares outstanding on August 8, 2005
Common stock $.01 par value	39,500,808

ICORIA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ICORIA, INC.

CONDENSED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,018,127	$9,598,136
Short-term investments	671,782	—
Accounts receivable	4,620,014	1,816,125
Prepaid expenses	597,974	719,663
Inventory	440,911	880,452

Total current assets	14,348,808	13,014,376
Restricted cash	560,960	1,404,543
Property and equipment, net	7,851,185	14,515,700
Other assets, net	208,743	335,123

Total assets	$22,969,696	$29,269,742

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,729,045	$2,437,517
Accrued liabilities	3,114,517	1,388,475
Deferred revenue	1,862,710	7,280,549
Long-term debt—current portion	2,267,170	2,537,141
Capital lease obligation—current portion	42,355	40,393
Other current liabilities	—	4,738

Total current liabilities	9,015,797	13,688,813
Long-term debt, less current portion	3,740,177	4,735,438
Capital lease obligation, less current portion	43,355	66,958

Total liabilities	12,799,329	18,491,209

Commitments
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 39,500,808 and 37,380,308 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	395,008	373,803
Additional paid-in capital	110,677,284	109,599,757
Deferred compensation	(29,340)	(218,337)
Accumulated deficit	(100,872,585)	(98,976,690)

Total stockholders’ equity	10,170,367	10,778,533

Total liabilities and stockholders’ equity	$22,969,696	$29,269,742

The accompanying notes are an integral part of these condensed financial statements.

ICORIA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Revenues:
Commercial and government contracts	$4,465,755	$5,910,524	$11,832,065	$10,275,143
Grant revenues	489,368	343,923	920,895	867,362

Total revenues	4,955,123	6,254,447	12,752,960	11,142,505

Operating expenses:

Research and development	5,462,248	6,754,551	12,822,892	12,876,882
Selling, general and administrative	3,065,641	3,056,605	5,936,352	5,454,236

Total operating expenses	8,527,889	9,811,156	18,759,244	18,331,118

Gain on sale of selected agricultural assets	753,106	—	4,701,447	—

Loss from operations	(2,819,660)	(3,556,709)	(1,304,837)	(7,188,613)

Other income (expense):
Interest income	51,638	53,068	89,993	113,307
Interest expense	(265,393)	(117,245)	(681,399)	(239,916)

Other income (expense), net	(213,755)	(64,177)	(591,406)	(126,609)

Loss from continuing operations	(3,033,415)	(3,620,886)	(1,896,243)	(7,315,222)
Discontinued operations:
Income from discontinued operations	—	3,225	348	25,950

Net loss	$(3,033,415)	$(3,617,661)	(1,895,895)	$(7,289,272)

Per common share—basic and diluted:

Loss from continuing operations	$(0.08)	$(0.10)	$(0.05)	$(0.21)

Loss from discontinued operations	$—	$—	$—	$—

Net loss	$(0.08)	$(0.10)	$(0.05)	$(0.21)

Weighted average common shares outstanding - basic and diluted	39,615,785	36,240,749	38,323,394	34,832,896

The accompanying notes are an integral part of these condensed financial statements.

ICORIA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2005	2004
Cash flows from operating activities:
Net loss	$(1,895,895)	$(7,289,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,779,779	2,747,372
Stock-based compensation	114,444	1,806
Loss on impairment or (gain on sale) of property and equipment	455,043	(34,674)
Gain on sale of selected agricultural assets	(4,701,447)	—
Non-cash interest expense	502,595	—
Accounts receivable	(1,623,889)	1,464,197
Prepaid expenses and other assets	150,933	232,076
Inventory	439,541	(95,118)
Accounts payable	(698,420)	700,180
Accrued and other current liabilities	986,914	(78,144)
Deferred revenue	(962,921)	(1,308,390)

Net cash used in operating activities	(5,453,323)	(3,659,967)

Cash flows from investing activities:
Purchase of property and equipment	(428,844)	(455,413)
Proceeds from sale of property and equipment	44,000	220,000
Proceeds from sale of selected agricultural assets	4,750,000	—
Release of restricted cash	843,583	—
Acquisition costs	—	(465,834)
Cash from acquisition	—	2,521,982
Purchases of investments	(671,782)	(3,043,089)
Maturities of investments	—	6,069,390

Net cash provided by investing activities	4,536,957	4,847,036

Cash flows from financing activities:
Repayments of capital lease obligations	(21,642)	(721,125)
Repayments of debt	(611,936)	(680,140)
Repayments under revolving line of credit	—	(2,331,514)
Proceeds from exercise of stock options	17,202	74,315
Proceeds from stock issued pursuant to employee stock purchase plan	3,780	—
Taxes paid in exchange for forfeiture of restricted stock	(51,047)	—

Net cash (used in) provided by financing activities	(663,643)	(3,658,464)

Net increase (decrease) in cash and cash equivalents	(1,580,009)	(2,471,395)
Cash and cash equivalents, beginning of period	9,598,136	7,157,308

Cash and cash equivalents, end of period	$8,018,127	$4,685,913

Supplemental disclosures of non-cash financing activities:
Conversion of Laurus debt into common stock	$1,119,624	—
Issuance of employee stock grants and options as deferred compensation	$54,435	—

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

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of approximately $100,873,000 as of June 30, 2005 and expects to incur losses for the remainder of 2005.

The Company has historically financed its operations through the sale of equity, debt and capital leases, payments received from services, commercial partnerships and government grants. As of June 30, 2005, the Company had total cash and investments of approximately $8,690,000, which is comprised of cash and cash equivalents of approximately $8,018,000 and short-term investments of approximately $672,000.

The Company expects to continue developing its potential products through internal research and, possibly, through strategic acquisitions. The Company expects these activities will be funded from existing cash, cash flow from operations, issuances of stock or debt and borrowings under credit facilities. Management believes that these sources of liquidity will be sufficient to fund its operations into the second quarter of 2006. From time to time, the Company evaluates potential acquisitions and other growth opportunities, which might require additional external financing, and the Company may seek funds from public or private issuances of equity or debt securities.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any future period. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2005.

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

Other Assets

Other assets include intangible assets, resulting from the Company’s acquisition of TissueInformatics.Inc (See Note 4), deposits for building leases, and deferred loan costs.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized in the event that the net book value of an asset exceeds the future undiscounted cash flows attributable to such asset or the business to which such asset relates and the net book value exceeds fair value. The impairment amount is measured as the amount by which the carrying amount of a long-lived asset (or asset group) exceeds its fair value. During the three months ended March 31, 2005, the Company determined that certain lab equipment was impaired. These assets were written down to their estimated fair value resulting in an approximately $455,000 charge to research and development expense. No impairment loss was required to be recognized during the three months ended June 30, 2005 or six months ended June 30, 2004.

Income Taxes

The Company accounts for income taxes using the liability method that requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of the Company’s assets and liabilities and for any tax carry forwards at enacted statutory rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income during the period that includes the enactment date. In addition, valuation allowances are established where necessary to reduce deferred tax assets to expected realizable amounts.

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

Revenues recognized under the progress-to-completion method for commercial partnerships are calculated based on applicable output measures such as a comparison of the number of genes analyzed to the total number of genes to be analyzed, assessed on a contract-by-contract basis. To the extent payments received exceed revenue recognized for each contract or grant, the excess portion of such payments are recorded as deferred revenues. To the extent revenues recognized exceed payments received for each contract or grant, the excess revenues are recorded as accounts receivable. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 (“SAB 104”) issued by the Securities and Exchange Commission.

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

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company’s common stock at the grant date, the difference between the fair value of the Company’s common stock and the exercise price is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the related stock-based compensation. During the six months ended June 30, 2005, the Company accelerated certain departing employee and director stock options. The Company recorded compensation expense of approximately $1,000 based upon the intrinsic value of the stock options on the acceleration date. The Company did not accelerate the vesting of stock options during the six months ended June 30, 2004. The Company recognized $114,444 and $1,806 in non-cash compensation expense during the six months ended June 30, 2005 and 2004, respectively. During the three months ended June 30, 2005, approximately 189,000 shares of restricted stock were forfeited by employees in exchange for the payment of approximately $51,000 of employee tax liabilities associated with the vesting of these restricted stock awards.

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended by SFAS No. 148, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of grant. Stock options or warrants granted to consultants for services are accounted for in accordance with SFAS No. 123, which requires that these options and warrants be valued using the Black-Scholes model and the resulting charge is then recorded as the related services are performed. The Company did not issue stock options to consultants during the six months ended June 30, 2005 and 2004.

Had compensation costs for the two plans been determined based on the fair value at the grant date for awards under the plans, consistent with the methods of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123), as amended, the Company’s net loss and net loss per share (basic and diluted) for the six months ended June 30, 2005 and 2004, would have been increased to the pro forma amounts indicated below:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net loss:
As reported	$(3,033,415)	$(3,617,661)	$(1,895,895)	$(7,289,272)
Add: Stock-based employee compensation expense included in reported net income	72,677	—	114,444	1,806
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(95,395)	(199,129)	(206,395)	(495,750)

SFAS No. 123 pro forma	$(3,056,133)	$(3,816,790)	$(1,987,846)	$(7,783,216)

Loss per common share—basic and diluted:

As reported	$(0.08)	$(0.10)	$(0.05)	$(0.21)

SFAS No.123 pro forma	$(0.08)	$(0.11)	$(0.05)	$(0.22)

The per share weighted average fair value of stock options granted during the six months ended June 30, 2005 and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2005 and 2004: expected dividend yield of 0%; risk free interest rates of approximately 4% in 2005 and 2004; expected option lives of approximately seven years in 2005 and 2004; and a volatility factor of 103% in 2005 and 2004.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of cash, investments, and accounts receivable. The Company primarily places its cash, short-term and long-term investments with high-credit quality financial institutions that invest primarily in U.S. Government securities, commercial paper of prime quality and certificates of deposit guaranteed by banks that are members of the FDIC. Cash deposits are all in financial institutions within the United States. The Company performs ongoing credit evaluations to reduce credit risk and requires no collateral from its customers. Management estimates the allowance for un-collectible accounts based on their historical experience and credit evaluation.

The Company has two commercial partnerships, a contract with the United States federal government, and a grant, which accounted for 25%, 19%, 27% and 7%, respectively, of the Company’s total revenue for the six months ended June 30, 2005. The Company had three commercial partnerships, a contract with the United States federal government, and a grant, which accounted for 48%, 11%, 7%, 20% and 8%, respectively, of the Company’s total revenue for the six months ended June 30, 2004. As of June 30, 2005 and December 31, 2004, receivables from one of the commercial partnerships comprised 30% and 23%, respectively, of the total accounts receivable balance. As of June 30, 2005 and December 31, 2004 receivables from a contract with the United States federal government comprised 62% and 29%, respectively, of the total accounts receivable balance.

Comprehensive Loss

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” established standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company’s total comprehensive loss for the three month periods ended June 30, 2005 and 2004 was $3,033,415 and $3,723,041, respectively. The Company’s other comprehensive loss consisted of unrealized losses on investments of $105,380 for the three months ended June 30, 2004. The Company had no other items of other comprehensive gains or losses during the three months ended June 30, 2005 or 2004. The Company’s total comprehensive loss for the six month periods ended June 30, 2005 and 2004 was $1,895,895 and $7,353,279, respectively. The Company’s other comprehensive loss consisted of unrealized losses on investments of $63,609 for the six months ended June 30, 2004. The Company had no other items of other comprehensive gains or losses during the six months ended June 30, 2005 or 2004.

Net Loss Per Common Share

The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. Contingently convertible debt securities are considered in diluted EPS regardless of whether the market price trigger has been met.

The following table sets forth the potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive for the periods indicated:

	Six Months Ended June 30
	2005	2004
Options to purchase common stock	4,051,973	3,899,899
Warrants	2,898,118	303,779

Segment Reporting

Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”), requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company has determined that it began to operate in a healthcare and an agriculture segment during the three months ended June 30, 2005.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment,” a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation.” SFAS No. 123(R), as amended, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values for all periods that begin after June 15, 2005. Pro forma disclosure will no longer be an alternative. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

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

The Company intends to adopt SFAS No. 123(R) effective January 1, 2006. As permitted by SFAS No. 123, Company currently accounts for share-based payments to employees using the APB No. 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of the SFAS No. 123(R) fair value method may have a significant impact on the Company’s results of operations and its overall financial position.

Note 2. Sale of Selected Agricultural Assets

On March 23, 2005, the Company sold selected agricultural genomics assets related to the field of transgenic traits for agriculture to Monsanto Company. Under the terms of the agreement, Monsanto paid $4,750,000, at closing, with an additional installment payment of $1,180,000 due in January 2006. A payment of $820,000 may also be due in January 2006 if the Company meets certain transition milestones. As part of the sale, Monsanto assumed the remaining five years on a 32,000 square foot facility lease and hired fifty-seven of the Company’s employees beginning in May 2005. The Company’s restricted cash required under the lease was released by the landlord. Since essentially all of the fixed assets transferred to Monsanto served as collateral for the Laurus note, the Company provided Laurus with approximately $50,000 in additional interest and agreed to prepay an additional $430,000 in principal in the event that Laurus is unable to convert this amount of the note by October 1, 2005. Due to the sale of these assets, the Company’s existing six-year commercial partnership with Monsanto was amended to terminate in May 2005, approximately nine months before its previously scheduled end date, and the total contract value was reduced by $1,400,000. As part of the accounting for the transaction, the Company’s activities under the commercial partnership have been reassessed and any revenues above historical profitability levels related to the remaining performance obligation on the partnership have been included in the net gain on the transaction. The Company has recorded a gain from the sale of these agriculture assets as follows (in thousands):

Cash received from sale	$4,750
Non-contingent receivable due in January 2006	1,180
Release of deferred revenue obligation under commercial partnership	4,454
Less: Basis in assets sold	(4,888)
Less: Estimated transaction costs	(795)

Gain from disposal of assets	$4,701

In the event that any of the January 2006 transition milestone payments are received, additional gains will be recorded.

As part of the agreement to sell these assets, the Company committed to transition out of the agriculture industry with the principal exception of its remaining contracts with DuPont or its subsidiaries. While the Company has determined that it does not yet meet the criteria to classify its remaining activities in the agriculture industry as discontinued operations under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company does believe these criteria will be met upon the completion of the remaining contracts with DuPont and its subsidiaries. Information regarding the Company’s activities related to the agriculture industry is presented in Note 3.

During the three months ended June 30, 2005, the Company and Monsanto entered into a Transition Services Agreement (“TSA”) to allow Monsanto to receive certain services to facilitate their use of the acquired assets. The majority of the services provided under the TSA are scheduled to terminate on January 31, 2006. The Company recognized approximately $152,000 in revenue under the TSA during the three months ended June 30, 2005.

Note 3. Segment Information

During the quarter ended June 30, 2005, the Company restructured its internal reporting to separate its business between those activities related to the healthcare industry and those related to the agriculture industry. The accounting policies of the segments are the same as those described in the Company’s Summary of Significant Accounting Policies. The table below presents information about the Company’s reported results for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30 (unaudited)		Six Months Ended June 30 (unaudited)
	2005	2004	2005	2004
Healthcare:
Revenues	$2,525	$2,273	$5,919	$3,775
Total operating expenses	(3,996)	(4,234)	(8,644)	(7,405)

Loss from operations	$(1,471)	$(1,961)	$(2,725)	$(3,630)

Agriculture:
Revenues	$2,431	$3,980	$6,834	$7,367
Total operating expenses	(2,364)	(3,492)	(5,377)	(6,984)
Gain on sale of selected agricultural assets	753	—	4,701	—

Income from operations	$820	$488	$6,158	$383

Reconciling items:
Expenses of corporate overhead functions	(2,169)	(2,084)	(4,738)	(3,942)

Company total loss from operations	$(2,820)	$(3,557)	$(1,305)	$(7,189)

For purposes of these disclosures, the segment operating expenses presented above only include those costs that are directly identifiable as relating to healthcare or agriculture activities with an allocation of facilities, information support and employee benefits costs based on headcount.

Summarized asset information for the Company’s segments as of June 30, 2005 and December 31, 2004 is as follows (in thousands):

	June 30, 2005 (unaudited)	December 31, 2004 (unaudited)
Healthcare:
Total assets	$6,303	$5,533
Agriculture:
Total assets	$2,482	$4,144
Unallocated corporate assets	$14,185	$19,593

Total Assets	$22,970	$29,270

Unallocated corporate assets consists primarily of cash and cash equivalents and leasehold improvements.

Note 4. Acquisition

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

The Company’s results of operations for the six-month period ended June 30, 2004 include the results of TissueInformatics operations from the day after the closing date of the acquisition, March 12, 2004, to March 31, 2004. The Company’s results of operations for the six-month period ending June 30, 2005 include TissueInformatics’ operations for the full period.

The following unaudited pro forma financial information reflects the results of operations of the Company for the six months ended June 30, 2004 as if the acquisition of TissueInformatics had occurred on January 1, 2004. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place on January 1, 2004, and may not be indicative of future operating results.

Six Months Ended June 30,2004
(unaudited)
Total revenues	$11,143,000
Total operating expenses	19,629,000

Loss from operations	(8,486,000)

Net loss	$(8,582,000)

Net loss per common share	$(0.24)

Weighted average common shares	36,149,000

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

Commercial Partnership Revenue

We have been servicing several revenue generating partnerships and contracts while we also have been developing our PAL services business. Notably, two of our revenue generating contracts end in 2005 as a result of termination and sale. The table below presents these revenue sources which historically have been derived from customers in both the healthcare and agriculture industries.

(in millions)		Revenue Recognized
			2004				2005
	Potential Contract Value *	Prior to 2004	Q1	Q2	Q3	Q4	Q1	Q2	Remaining Potential Revenue**
Healthcare
NIEHS	$32.2	$3.3	$0.8	$1.4	$2.8	$1.7	$1.6	$1.8	$18.8
ATP Grant	9.7	2.2	0.5	0.3	0.3	0.6	0.4	0.5	4.9
SBIR Contracts	1.6	—	—	—	—	—	0.2	—	1.4
PAL	N/A	—	0.2	0.6	0.1	0.1	1.1	0.2	N/A
Other	N/A	1.3	—	—	—	0.1	0.1	—	N/A

Total Healthcare	43.5	6.8	1.5	2.3	3.2	2.5	3.4	2.5	25.1
% change from prior quarter			(17)%	53%	39%	(22)%	36%	(25%)

Agriculture
Bayer	35.7	32.5	0.5	0.8	0.6	0.5	0.9	—	—
Monsanto***	53.6	35.7	2.7	2.6	2.5	2.4	2.4	0.8	—
Monsanto Transition Services	—	—	—	—	—	—	—	0.2	N/A
DuPont-Pioneer Hi-Bred	9.0	—	0.2	0.6	0.8	0.9	1.1	1.3	4.1
DuPont	0.5	—	—	—	—	—	—	0.2	0.3
Other	N/A	0.6	—	—	—	—	—	—	N/A

Total Agriculture	98.8	68.8	3.4	4.0	3.9	3.8	4.4	2.5	4.4
% change from prior quarter			(6)%	18%	(2)%	(3)%	16%	(45%)

Total Revenue	$142.3	$75.6	$4.9	$6.3	$7.1	$6.3	$7.8	$5.0	$29.5

*	Includes potential milestone payments over the remaining term of the contracts and excludes potential royalties.
**	There can be no guarantee that Icoria will achieve these revenues.
***	A portion of the potential revenue on the Monsanto contract has been recognized as part of the gain on the sale of agricultural genomics assets to Monsanto

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

We have commercial partnerships that are presently winding down with Bayer CropScience, a subsidiary of Bayer AG, (“Bayer”) in the area of crop protection and Monsanto Company (“Monsanto”) and a current and ongoing contract with Pioneer Hi-Bred International, Inc., a subsidiary of E.I. du Pont de Nemours and Company (“DuPont”), in the area of crop trait discovery. In addition, we have a small contract with Dupont to screen compounds for their effect on plants. On November 19, 2004, we received a notice of termination from Bayer regarding the September 1998 agreement, as amended. All significant work remaining under the agreement was substantially completed by the end of March 2005. We received a termination fee in January 2005 of $575,000. The partnership with Monsanto was signed in November 1999 and began contributing revenues in the second quarter of 2000. As amended, the agreement committed Monsanto to a total partnership term of six years with committed funding through January 2006. Due to the sale of the related assets to Monsanto, our commercial partnership with Monsanto was amended to terminate in May 2005, approximately nine months before its previously scheduled end date, and the total contract value was reduced by $1,400,000. Further, in May 2005, we agreed to perform certain transition services for Monsanto. The majority of these services are scheduled to terminate in January 2006.

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

The on-going three-year partnership with DuPont in the area of crop trait discovery (“DuPont – Pioneer Hi-Bred agreement”) was signed in December 2003 and began contributing to our revenues in the first quarter of fiscal year 2004. The DuPont –Pioneer Hi-Bred agreement may be terminated at December 31, 2005 upon the payment of a $500,000 termination fee, which exposes us to some risk of early termination. While we intend to exit the agriculture industry, we remain committed to completing our commitments under our current contractual obligations.

Liquidity and Capital Resources

We have historically financed our operations through the sale of equity, debt and capital lease financing, payments received from commercial partnerships and government contracts and grants. From inception through June 30, 2005, we have raised an aggregate of approximately $95.5 million through the sale of equity and approximately $30.1 million in proceeds from secured debt financing.

At June 30, 2005, we had cash, cash equivalents and short-term investments totaling approximately $8.7 million. We currently see several factors that could negatively impact our cash position:

•	We are obligated to maintain a ratio of unrestricted cash and investments to Silicon Valley Bank debt of at least 1.75. For purposes of the covenant calculation, Silicon Valley Bank debt includes all letters of credit issued using capacity under the line of credit. If we were to default on this financial covenant, we may be required to pay off the loan with Silicon Valley Bank. At June 30, 2005, the amount outstanding under the term loan with Silicon Valley Bank was $2.8 million, and the ratio of cash and investments to Silicon Valley Bank debt ratio was 3.10.

•	We are committed to prepay up to $430,000 of principal and a 20% premium to Laurus in the event this amount of the note cannot be converted into our common stock by October 1, 2005.

•	Our operations continue to use cash and will likely continue to do so for the foreseeable future.

•	Our cash equivalents and short-term investments are invested in financial instruments with interest rates based on financial market conditions and as such we are exposed to interest rate fluctuations.

If we were required to pay off the loan with Silicon Valley Bank, we believe our remaining cash would be sufficient to support our operations at least into the second quarter of 2006. Please see the section entitled “Outlook for the Remainder of 2005” below, for further details.

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

	Six Months Ended June 30
In millions	2005	2004
Net cash used in operating activities	$(5.4)	$(3.7)
Net cash provided by investing activities, excluding purchases and maturities of short-term investments	5.2	1.8
Net cash used in financing activities	(0.7)	(3.7)

Net decrease in cash, cash equivalents and short-term investments	(0.9)	(5.6)
Cash, cash equivalents and short-term investments, beginning of period*	9.6	16.3

Cash, cash equivalents and short-term investments, end of period*	$8.7	$10.7

*	Cash, cash equivalents and short-term investments exclude restricted cash.
**	See reconciliation to generally accepted accounting principles (“GAAP”) below:

Under GAAP, cash flows from investing activities above would decrease by net purchases of investment securities; also under GAAP, cash and cash equivalents at the beginning and end of the period would be less, as they would exclude short and long-term investments. The following table presents these differences:

	Six Months Ended June 30
(in millions)	2005	2004
Changes to cash flow from investing activities
Net (purchases) maturities of investments	$(0.7)	$3.0
Beginning of the period exclusions
Short-term investments	$—	$9.1
End of the period exclusions
Short-term investments	$(0.7)	$6.0

Cash used in operating activities:

•	For the six months ended June 30, 2005, cash used in operating activities primarily consisted of operating losses, increases in accounts receivable and decreases in deferred revenue offset, in part, by non-cash expenses (primarily depreciation). Deferred revenue consists of payments made by Monsanto and PAL’s customers in excess of the revenue we recognize under these commercial partnerships for work completed during the period.

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

Cash provided by investing activities:

•	For the six months ended June 30, 2005, cash provided by investing activities primarily consisted of cash received in connection with the Monsanto transaction in March 2005 and the release of restricted cash due to Monsanto’s assumption of a facility lease in May 2005. This was offset in part by purchases of short-term investments as well as laboratory and data processing equipment.

We expect our cash provided by investing activities will decrease in the remainder of 2005 compared to 2004 as we continue to purchase equipment to support our operations.

Cash used in financing activities:

•	For the six months ended June 30, 2005, cash used in financing activities primarily consisted of monthly repayments of our term debt with Silicon Valley Bank.

For the remainder of 2005, our obligations for financing activities amount to approximately $0.7 million, including repayments of the Company’s term debt with Silicon Valley Bank. In addition, we may be required to prepay up to $0.4 million of principal and a 20% premium to Laurus in the event they are unable to convert this amount of the note by October 1, 2005.

Based on the above discussion, we believe that we have sufficient cash to fund our operations at least into the second quarter of 2006. We may attempt to raise additional funds to support our research and development programs, general working capital needs and debt obligations through strategic relationships, the public or private offering of our equity securities, additional debt financing or a combination of these options. If we are unable to obtain additional funding, we may be required to substantially curtail our business or cease operations altogether. No assurance can be given that such additional financings or relationships will be available or, if available, can be obtained on terms acceptable to us.

Results of Operations

Three Months Ended June 30, 2005 and 2004.

Revenues

The table below presents our revenue sources for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

	Three Months Ended June 30		Increase (Decrease)	% Increase (Decrease)	Notes
(in millions)	2005	2004
Healthcare customers
NIEHS	$1.8	$1.4	$0.4	21%	1
Paradigm Array Labs	0.2	0.6	(0.4)	(67)%	2
Grant revenues	0.5	0.3	0.2	67%	3

Subtotal	2.5	2.3	0.2	11%

Agriculture customers
Bayer	—	0.8	(0.8)	(100)%	4
Monsanto	0.8	2.6	(1.8)	(68)%	5
Monsanto Transition Services	0.2	—	0.2	*	6
DuPont – Pioneer Hi-Bred	1.3	0.6	0.7	121%	7
DuPont	0.2	—	0.2	*	8

Subtotal	2.5	4.0	(1.5)	40%

Total revenue	$5.0	$6.3	$(1.3)	(21)%

*	Increase greater than 500%

Notes:

1.	We recognize revenues relating to our partnership with NIEHS on a cost plus fixed fee basis, generally as samples are processed. In the first quarter of 2005, revenues increased primarily as a result of a higher number of samples processed. The Company expects this sample volume to continue in 2005 and, as a result, we expect revenues will increase in 2005 when compared to 2004.
2.	We recognize revenues relating to our service business, Paradigm Array Labs™, as we complete work for its various customers. Revenue during the second quarter of 2005 decreased compared to the same period in 2004 primarily due fewer samples being processed.

3.	We recognize revenues under our grants as the related expenses are incurred. Grant revenues for the three months ended June 30, 2005 and 2004 were generated from the ATP grant. Revenue during the second quarter of 2005 increased compared to the same period in 2004 due to a change in our grant partner which temporarily delayed performance on the grant for a brief period in 2004.
4.	The final revenue related to the Bayer contract was recognized during the three months ended March 31, 2005.
5.	We recognize revenues relating to our partnership with Monsanto by comparing the number of genes analyzed during the period to the total number of genes to be analyzed over the term of the contract. Revenues related to this commercial partnership ended during the second quarter of 2005 as a result of the Monsanto transaction occurring in March 2005 and all assets transitioning to Monsanto in May 2005.
6	We recognize revenue on the Monsanto transition services agreement as services are delivered. This agreement began in May 2005.
7.	We recognize revenues relating to our partnership with DuPont- Pioneer Hi-Bred by comparing the number of plant lines analyzed during the period to the total number of plant lines to be analyzed over the term of the three-year contract. This commercial partnership was signed in December 2003 and performance began during the first quarter of 2004.
8	We recognize revenues relating to our partnership with DuPont by comparing the number of traits analyzed during the period to the total number of traits to be analyzed over the term of the one year contract. This commercial partnership was signed in early 2005 and began to make significant progress during the second quarter of 2005.

Research and Development and Selling, General and Administrative Expenses

The table below presents our operating expenses for three months ended June 30, 2005 compared to the three months ended June 30, 2004.

	Three Months Ended June 30		Increase (Decrease)	% Increase (Decrease)	Notes
(in millions)	2005	2004
R&D expenses
Payroll, lab supplies and other expenses	$4.7	$5.8	$(1.1)	(17)%	1
Depreciation, amortization and stock-based compensation	0.7	0.9	(0.2)	(27)%	2

Total R&D expenses	5.4	6.7	(1.3)	(18)%

SG&A expenses
Payroll and other expenses	3.0	3.0	—	—	3
Depreciation, amortization and stock-based compensation	0.1	0.1	—	—	2

Total S G&A expenses	3.1	3.1	—	—

Total Operating expenses	$8.5	$9.8	$1.3	13%

Notes:

1.	Our costs decreased during the second quarter of 2005 when compared to the same period in 2004. The decrease was primarily related to a decrease in payroll and laboratory supplies related to the Monsanto contract which terminated in May 2005 and the Bayer contract which terminated in March 2005. We are expecting our R&D expenses to continue to decline in the remainder of 2005 due to the termination of these contracts.
2.	Total depreciation and amortization expense during the second quarter of 2005 decreased from the same period in 2004 due to the write-off of the TissueInformatics assets in 2004 as well as sale of assets to Monsanto in March 2005. We are expecting depreciation and amortization expenses to decrease in 2005 compared to 2004 due to our reduced asset base following the Monsanto transaction.
3.	Costs related to our on-going SG&A base decreased due to lower headcounts and related payroll cost. These reductions were offset by the accrued severance costs as we work to restructure our cost base to match the smaller size of our operations.

Gain on Sale of selected agriculture assets

We are reporting a net gain on the sale to Monsanto Company of certain agricultural assets related to the field of transgenic traits for agriculture. These assets were sold in March 2005. We are expecting to realize additional gains related to this transaction as we receive additional contingent payments in January 2006.

Other Income (Expense), Net

Other income (expense), net represents the interest earned on our cash, cash equivalents and short-term and long-term investments, offset by interest expense on long-term debt and capital leases. Interest expense increased to approximately $265,000 for the quarter ended June 30, 2005 compared to an expense of approximately $117,000 for the quarter ended June 30, 2004. This increase was primarily attributable to interest on our note with Laurus. We expect that net interest expense will increase compared to 2004 primarily as a result of the Laurus note, net of a reduction in interest expense costs due to the repayment of the other debt in 2004.

Divestiture

We are reporting income from discontinued operations in 2005 related to a plant genotyping business, ParaGen, which was sold to DNA Landmarks in February 2003. We are expecting a minimal income contribution from discontinued operations as we recognize royalties from the sale during 2005.

Net Loss

Net loss decreased to approximately $3,033,000 for the quarter ended June 30, 2005, compared to a loss of $3,618,000 for the quarter ended June 30, 2004. The decrease in the net loss was primarily due to the gain from the Monsanto transaction, offset by severance costs as we work to restructure our cost base.

Six Months Ended June 30, 2005 and 2004

	Six Months Ended June 30		Increase (Decrease)	% Increase (Decrease)	Notes
(in millions)	2005	2004
Healthcare customers
NIEHS	$3.5	$2.2	$1.3	59%	1
Paradigm Array Labs	1.3	0.7	0.6	73%	2
Grant revenues	0.9	0.9	—	—	3
SBIR Contracts	0.2	—	0.2	*	4
Other	0.1	—	0.1	*

Subtotal	6.0	3.8	2.2	59%

Agriculture customers
Bayer	0.9	1.2	(0.4)	(25)%	5
Monsanto	3.2	5.4	(2.2)	(41)%	6
Monsanto Transition Services	0.2	—	0.2	*	7
DuPont – Pioneer Hi-Bred	2.4	0.7	1.7	213%	8
DuPont	0.1	—	0.1	*	9

Subtotal	6.8	7.3	(0.5)	(7)%

Total revenue	$12.8	$11.1	$1.7	15%

*	Increase or decrease greater than 500%.

Notes:

1.	We recognize revenues relating to our partnership with NIEHS on a cost plus fixed fee basis, generally as samples are processed. In the six months ended June 30, 2005, revenues increased primarily as a result of a higher number of samples processed. The Company expects this sample volume to continue in 2005 and, as a result, we expect revenues will increase in 2005 when compared to 2004.
2.	We recognize revenues relating to our service business, Paradigm Array Labs™, as we complete work for its various customers. Revenue during the six months ended June 30, 2005 increased compared to the same period in 2004 primarily due to the acceptance of all deliveries on a contract with a large pharmaceutical customer.
3.	We recognize revenues under our grants as the related expenses are incurred. Grant revenues for the six months ended June 30, 2005 and 2004 were generated from the ATP grant.
4.	Revenues on two Small Business Innovative Research contracts that were recognized upon completion of the first phase of the contracts. Additional phases of these contracts had not been awarded as of June 30, 2005.
5.	We recognize revenues relating to our partnership with Bayer in two components, gene discovery and assay development. For the gene discovery component, from which the majority of the revenue is generated, we recognize revenue by comparing the number of genes analyzed during the period to the total number of genes to be analyzed over the term of the contract. During the three months ended June 30, 2004, we successfully completed the gene analysis portion of the contract. Therefore, there was no revenue associated with the gene discovery component during the six month period ended June 30, 2005. For the assay component, we recognize revenue when Bayer accepts assays. Revenues decreased as we recognized the revenues related to the final termination payment on the contract. We do not anticipate any significant additional revenue from this contract.
6.	We recognize revenues relating to our partnership with Monsanto by comparing the number of genes analyzed during the period to the total number of genes to be analyzed over the term of the contract. Revenues related to this commercial partnership ended during the second quarter of 2005 as a result of the Monsanto transaction occurring in March 2005.
7.	We recognize revenue on the Monsanto transition services agreement as services are delivered. This agreement began in May 2005. The majority of these services are scheduled to terminate in January 2006.
8.	We recognize revenues relating to our partnership with DuPont-Pioneer Hi-Bred by comparing the number of plant lines analyzed during the period to the total number of plant lines to be analyzed over the term of the three-year contract. This commercial partnership was signed in December 2003 and had just begun to operate during the first quarter of 2004.
9.	We recognize revenues relating to our partnership with DuPont by comparing the number of traits analyzed during the period to the total number of traits to be analyzed over the term of the one year contract. This commercial partnership was signed in early 2005 and began to make significant progress during the second quarter of 2005.

Research and Development and Selling, General and Administrative Expenses

The table below presents our operating expenses for six months ended June 30, 2005 compared to the six months ended June 30, 2004.

	Six Months Ended June 30		Increase (Decrease)	% Increase (Decrease)	Notes
(in millions)	2005	2004
R&D expenses
Payroll, lab supplies and other expenses	$11.2	$11.3	$(0.1)	(11)%	1
Depreciation, amortization stock-based compensation	1.6	1.6	—	—	2

Total R&D expenses	12.8	12.9	(0.1)	(1)%

SG&A expenses
Payroll and other expenses	5.7	5.3	0.4	6%	3
Depreciation, amortization stock-based compensation	0.2	0.2	—	—	2

Total SG&A expenses	5.9	5.5	0.4	11%

Total Operating expenses	$18.7	$18.4	$0.3	2%

Notes:

1.	Our costs decreased during the first six months of 2005 when compared to the same period in 2004. The decrease was primarily related to the Monsanto and Bayer contracts which ended during the period. These lower costs were partially offset by a $0.5 million impairment charge for certain laboratory equipment. We are expecting our payroll, lab supply and other expenses to decrease in 2005 when compared to 2004 due to the finalization of the Bayer and Monsanto commercial partnerships during the first and second quarters of 2005, respectively.
2.	Total depreciation and amortization expense during the first six months of 2005 decreased from the same period in 2004 due to the write-off of the TissueInformatics assets in 2004 as well as some older assets becoming fully depreciated. This decrease was partially offset by expenses related to the vesting of restricted stock during the period. We are expecting depreciation and amortization expenses to decrease in 2005 compared to 2004 due to our reduced asset base following the Monsanto transaction.
3.	Costs increased during the first six months of 2005 when compared to the same period in 2004. This increase was primarily related to payroll and related costs due to higher headcount associated with the TissueInformatics acquisition and expansion of the sales and marketing function to support our PAL services unit as well as accrued and other severance costs as we work to restructure our cost base to match the smaller size of our operations. These costs were partially offset by lower administrative headcounts and related payroll costs during the period. We expect payroll and other expenses to decrease in 2005 when compared to 2004 as a result of the Monsanto transaction and other restructuring of our cost base.

Gain on Sale of selected agriculture assets

We are reporting a net gain on the sale to Monsanto Company of certain agricultural assets related to the field of transgenic traits for agriculture. These assets were sold in March 2005. We are expecting to realize additional gains related to this transaction as we receive additional contingent payments in January 2006.

Other Income (Expense), Net

Other income (expense), net represents the interest earned on our cash, cash equivalents and short-term and long-term investments, offset by interest expense on long-term debt and capital leases. Interest expense increased to approximately $681,000 for the six months ended June 30, 2005 compared to an expense of approximately $240,000 for the six months ended June 30, 2004. This increase was primarily attributable to interest on our note with Laurus. We expect that net interest expense will increase compared to 2004 primarily as a result of the Laurus note, net of a reduction in interest expense costs due to the repayment of the other debt in 2004.

Divestiture

We are reporting income from discontinued operations in 2005 related to a plant genotyping business, ParaGen, which was sold to DNA Landmarks in February 2003. We are expecting a minimal income contribution from discontinued operations as we recognize royalties from the sale during 2005.

Net Loss

Net loss decreased to approximately $1,896,000 for the six months ended June 30, 2005, compared to a loss of $7,289,000 for the six months ended June 30, 2004. The decrease in the net loss was primarily due to the gain from the Monsanto transaction and higher revenues, offset by severance costs as we work to restructure our cost base.

Outlook for the Remainder of 2005

We ended June 30, 2005 with $8.7 million in cash, cash equivalents and short-term investments. We believe that these funds, when combined with the additional proceeds from the Monsanto transaction and significant cost reductions, will be sufficient to support our operations into the second quarter of 2006; however, we will continue to pursue opportunities to increase our liquidity. To accomplish this, we will consider additional financing involving strategic partnerships, debt, the sale of our stock or a combination of these options.

We will increase our efforts to move into the development of our own diagnostics. We will also work to complete our remaining obligations under our existing agriculture contracts and streamline our infrastructure to adapt to our more focused mission in human healthcare. Since we do not expect to earn any additional revenue on the Bayer contract and only earned revenues on the Monsanto contract for part of the second quarter of 2005, we expect our overall revenues will decline from our 2004 revenues. We do not expect to incur any additional direct costs related to the Bayer and Monsanto contracts. We anticipate that costs indirectly related to these lost revenues will also decline.

Critical Accounting Policies and Estimates

We comply with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). As a result of a change in business focus and a refinement of our business plan, we sold certain assets to Monsanto and committed ourselves to a transition out of services to the agriculture industry. Under SFAS No. 144 we will not be able to present this business unit as a discontinued operation until all of our ongoing contractual obligations cease. We expect this to occur sometime in late 2006.

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

This report contains other forward-looking statements, including statements regarding: our ability to successfully develop and improve our metabolic profiling platform, databases and other technologies; the future prospects of our metabolomic platform, including the potential of the platform to improve the efficiency and lower the cost of drug discovery, decrease the time to market for new drugs, reduce toxic side effects of drugs, complement other genomic tools, and attract commercial partners to be a more efficient and proximal indicator of cellular physiology than genomics and proteomics platforms; our ability to industrialize the process of gene function discovery and metabolomics and generate information enabling the development of novel products; our ability to develop new diagnostics; our ability to establish intellectual property protection for our gene function, metabolamics and biomarker information, databases, processes and other technologies; product development and commercialization efforts; our strategy and market opportunities, anticipated increases in our revenues; and timing of revenues from commercial partnerships; our ability to meet or exceed our milestone targets and earn royalties under our commercial partnerships; our ability to enter into new partnerships and alliances; our intended use of the proceeds from our direct offering and other financial resources; our research and development and other expenses; our operational and legal risks; and our ability to build shareholder value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us was summarized, prepared, processed and recorded by others within Icoria, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 11, 2005, and the following matters were voted upon:

(a) The election of Leroy Hood, Ph.D. and Henri Zinsli, Ph.D. as Class II Directors for a term of three years to serve until the 2008 annual meeting of stockholders, and until their respective successors are elected and qualified. The votes cast were as follows:

	For	Withheld
Leroy Hood, Ph.D.	29,539,777	1,261,848
Henri Zinsli, Ph.D.	29,934,088	867,537

G. Steven Burrill, Peter Tombros, and Heiri Gugger, Ph.D. continue to serve as Directors for terms which expire in 2006.

Mark B. Skaletsky and Doug Morton, Ph.D. continue to serve as Directors for terms which expire in 2007.

(b) Ratification of the appointment of PricewaterhouseCoopers LLP as independent public accountants for the fiscal year ending December 31, 2005. The votes cast were as follows:

For	Against	Abstain
30,532,214	227,163	74,582

Item 5. Risk Factors

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

We have incurred net losses in each year since our inception and expect these losses to continue. Excluding the gain on the sale of assets to Monsanto, we experienced a net loss of approximately $3.0 million for the quarter ended June 30, 2005. As of June 30, 2005, we had an accumulated deficit of approximately $100.8 million. To date, we have derived substantially all of our revenues from three commercial partnerships, a government contract and government grants. Our Bayer and Monsanto contracts have ended. We do not have replacements for these contracts. We do not believe replacements exist and we are no longer pursuing such contracts in agriculture. We expect to spend a significant amount of capital to fund research and development and enhance our core technologies in healthcare. We will need to generate significant additional revenues from existing commercial contracts and partnerships, grants and new revenue sources to fund research and development in our new core technologies. We have sold certain assets to Monsanto in order to realize current benefits from these assets instead of completing the Monsanto contract under its terms. This strategy of selling these assets to Monsanto may not yield sufficient resources to accomplish our objective. We cannot accurately predict when, if ever, we will become profitable.

We are shifting our business model away from agriculture-based research and areas of historical revenue.

Our shift towards the healthcare industry and the therapeutic fields of obesity, liver disease and diabetes is fundamentally a shift away from our known and historical areas of revenue generation. Our belief that the potential market for healthcare products and services is better for us in the long run, rather than our strategy of using our agriculture-based contracts, may be wrong and based on data and assumptions that may be flawed. We may not have the financial ability or human capital to effectuate this shift, and the costs of the transition may be prohibitive. Our belief that we can obtain material revenues from any healthcare partnerships, agreements, discoveries or contracts might be wrong. If we are unable to accomplish the evolution to a healthcare focused company, we might not have sufficient resources to refocus again. This shift in focus makes it very difficult for you to evaluate the success of our business to date and to assess our future viability.

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

Our business will require substantial additional capital, which we may not be able to obtain on commercially reasonable terms, if at all.

Our future capital requirements and level of expenses will depend upon numerous factors, including the costs associated with:

•	the potential development of proprietary diagnostic products;

•	the refinement of our long-term business plan to refocus in the healthcare industry;

•	our research and development activities;

•	our administrative activities including business development, marketing and sales efforts;

•	servicing our creditors and potential penalty payments;

•	the demand for our services; and

•	the consummation of possible future acquisitions of technologies, products or businesses.

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

In April 2004, we modified the financial covenant in our debt agreement with Silicon Valley Bank (“SVB”). We are now obligated to maintain a minimum ratio of cash and investments to SVB debt of 1.75. This ratio is defined in our amended agreement with SVB as the ratio of unrestricted cash and investments to the amount of outstanding debt to SVB (including all amounts outstanding or letters of credit issued under the line of credit.) If we were to default on this financial covenant, we may be required to pay off the loan with SVB. As of June 30, 2005 our cash to SVB debt ratio was 3.10, and the aggregate amount outstanding under the SVB term loan was approximately $2.8 million.

In October 2004, we raised gross proceeds of $5 million from Laurus Master Fund, Ltd. through a convertible note collateralized by substantially all of our fixed assets. In connection with the Monsanto Asset Purchase Agreement dated March 23, 2005, Laurus agreed to allow their liens on the assets transferred to be released. In exchange for this release, we agreed to additional interest on this note of approximately $50,000 and a future prepayment of up to approximately $430,000 in principal with a 20% penalty if Laurus was unable to convert this amount of principal by October 1, 2005. To date, this amount has not been converted.

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

Our success depends on the continued services and on the performance of our senior management and scientific staff. We have experienced a significant headcount reduction among the senior management and scientific staff. The loss of the services of any more of our senior management or our scientific staff will seriously impair our ability to operate and achieve our objectives, which would likely reduce our revenues or potential for achieving additional revenues. Our loss of expertise and institutional knowledge could have a material impact on us and on our ability to execute on our latest business plan. Our cost-cutting and business plan refocusing efforts could have an impact on employee morale and could have an effect on recruiting. Recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success.

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

We are traded on the Over the Counter Bulletin Board and may not be able to regain a listing in the Nasdaq system.

We have been delisted from the Nasdaq SmallCap in July of 2005. The Over the Counter Bulletin Board Market (“OTC-BB”) is less well known and potentially has fewer market participants providing liquidity. This could make our stock price volatility increase and increase our difficulty in obtaining capital.

In order to have our common stock relisted on the Nasdaq National Market or the SmallCap Market, we would be required to meet the criteria for initial listing, which are more stringent than the maintenance criteria. Accordingly, we cannot assure that we will be able to have our common stock relisted on the Nasdaq System, and most likely our common stock will continue to be quoted on the OTC-BB. In addition, because we are quoted on the OTC-BB, it might become more difficult for us to raise additional capital, due to increased costs and potential diminished liquidity in the market for our common stock, this difficulty in raising capital may adversely affect our business objectives.

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

Our business and competitive position will depend in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies and products in the United States and other countries. As of August 11, 2005 we had 70 U.S. patent applications pending and 42 international patent applications pending, some of which are subject to rights that we have granted to various collaborators and development partners. Of these pending applications, 27 U.S. patent applications and 10 international patent applications fall within our Healthcare portfolio. We own 24 issued U.S. patents, five of which fall within our Healthcare portfolio. We do not own any issued patents in any other country. If each of the 24 issued U.S. patents is maintained for the longest term available under law, the earliest a patent will expire is 2019. We also have 8 trademark applications pending and 19 trademarks registered in the United States.

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

We may be held liable if any product we develop, or any product which is made using our technologies, causes injury or is found unsuitable during product testing, manufacturing, marketing, sale or use. These risks are inherent in the development of chemical, agricultural, pharmaceutical, and other such healthcare products and related methodologies. We currently do not have product liability insurance. If we choose to obtain product liability insurance but cannot obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims, the commercialization of products that we or our commercial partners develop may be prevented or inhibited. If we are sued for any injury caused by our products, our liability could exceed our total assets.

Any product that we or our commercial partners may develop using the gene function, metabolamics, or biomarker information we provide may be subject to a lengthy and uncertain government regulatory process that may not result in the necessary approvals, may delay the commercialization of these products or may be costly, any of which could seriously reduce our revenues or exceed our financial ability to meet the obligations.

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

ICORIA, INC.

DATE: August 15, 2005	SIGNATURE:	/s/ Brett Farabaugh
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