Form 10-Q
period 2005-09-30
Icoria, Inc.
filed 2005-11-14
CIK 1057217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of Common Stock, as of the latest practicable date.

Title of each class	Shares outstanding on November 11, 2005
Common stock $.01 par value	39,551,721

ICORIA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ICORIA, INC.

CONDENSED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,072,032	$9,598,136

Accounts receivable	3,462,783	1,816,125
Prepaid expenses	595,484	719,663
Inventory	466,253	880,452

Total current assets	10,596,552	13,014,376
Restricted cash	560,960	1,404,543
Property and equipment, net	7,083,801	14,515,700
Other assets, net	198,988	335,123

Total assets	$18,440,301	$29,269,742

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,657,252	$2,437,517
Accrued liabilities	2,253,360	1,388,475
Deferred revenue	1,117,146	7,280,549
Long-term debt—current portion	2,973,969	2,537,141
Capital lease obligation—current portion	4,386	40,393
Other current liabilities	—	4,738

Total current liabilities	8,006,113	13,688,813
Long-term debt, less current portion	2,861,085	4,735,438
Capital lease obligation, less current portion	29,872	66,958

Total liabilities	10,897,070	18,491,209

Commitments
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 39,501,721 and 37,380,308 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	395,017	373,803
Additional paid-in capital	110,675,213	109,599,755
Deferred compensation	(24,487)	(218,337)
Accumulated deficit	(103,502,512)	(98,976,688)

Total stockholders’ equity	7,543,231	10,778,533

Total liabilities and stockholders’ equity	$18,440,301	$29,269,742

The accompanying notes are an integral part of these condensed financial statements.

ICORIA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Revenues:
Commercial and government contracts	$3,470,728	$6,797,792	$15,302,793	$17,072,935
Grant revenues	482,356	322,122	1,403,251	1,189,484

Total revenues	3,953,084	7,119,914	16,706,044	18,262,419

Operating expenses:

Research and development	4,344,787	7,523,946	17,167,678	20,555,039
Selling, general and administrative	2,030,599	2,609,625	7,966,952	7,909,653

Total operating expenses	6,375,386	10,133,571	25,134,630	28,464,692

Gain on sale of selected agricultural assets	—	—	4,701,447	—

Loss from operations	(2,422,302)	(3,013,657)	(3,727,139)	(10,202,273)

Other income (expense):
Interest income	32,628	50,298	122,621	163,605
Interest expense	(244,571)	(96,589)	(925,971)	(336,505)

Other income (expense), net	(211,943)	(46,291)	(803,350)	(172,900)

Loss from continuing operations	(2,634,245)	(3,059,948)	(4,530,489)	(10,375,173)
Discontinued operations:
Income from discontinued operations	4,316	6,208	4,665	32,159

Net loss	$(2,629,929)	$(3,053,740)	$(4,525,824)	$(10,343,014)

Per common share—basic and diluted:
Loss from continuing operations	$(0.07)	$(0.08)	$(0.12)	$(0.29)

Loss from discontinued operations	$—	$—	$—	$—

Net loss	$(0.07)	$(0.08)	$(0.12)	$(0.29)

Weighted average common shares outstanding – basic and diluted	39,501,420	36,299,871	38,858,029	35,325,423

The accompanying notes are an integral part of these condensed financial statements.

ICORIA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2005	2004
Cash flows from operating activities:
Net loss	$(4,525,824)	$(10,343,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,533,426	4,108,026
Stock-based compensation	117,018	1,806
Loss on impairment or (gain on sale) of property and equipment	516,441	(34,671)
Gain on sale of selected agricultural assets	(4,701,447)	—
Non-cash interest expense	605,227	—
Accounts receivable	(466,658)	32,707
Prepaid expenses and other assets	153,423	64,953
Inventory	414,200	(192,724)
Accounts payable	(962,179)	1,395,445
Accrued and other current liabilities	327,474	616,991
Deferred revenue	(1,708,484)	(1,562,622)

Net cash used in operating activities	(7,697,383)	(5,913,103)

Cash flows from investing activities:
Purchase of property and equipment	(489,005)	(982,187)
Proceeds from sale of property and equipment	56,500	220,000
Proceeds from sale of selected agricultural assets	4,750,000	—
Release of restricted cash	843,583	—
Acquisition costs	—	(465,834)
Cash from acquisition	—	2,521,982
Purchases of investments	(671,782)	—
Maturities of investments	671,782	6,037,371

Net cash provided by investing activities	5,161,078	7,331,332

Cash flows from financing activities:
Repayments of capital lease obligations	(33,642)	(1,256,046)
Repayments of debt	(926,311)	(980,638)
Repayments under revolving line of credit	—	(2,331,514)
Proceeds from exercise of stock options	17,421	77,556
Proceeds from stock issued pursuant to employee stock purchase plan	3,780	—
Taxes paid in exchange for forfeiture of restricted stock	(51,047)	—

Net cash used in financing activities	(989,799)	(4,490,642)

Net decrease in cash and cash equivalents	(3,526,104)	(3,072,413)
Cash and cash equivalents, beginning of period	9,598,136	7,157,308

Cash and cash equivalents, end of period	$6,072,032	$4,084,895

Supplemental disclosures of non-cash financing activities:
Conversion of Laurus debt into common stock	$1,119,624	—
Issuance of employee stock grants and options as deferred compensation	$54,435	—

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

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of approximately $103,503,000 as of September 30, 2005 and expects to incur losses for the remainder of 2005.

The Company has historically financed its operations through the sale of equity, debt and capital leases, payments received from services, commercial partnerships and government grants. As of September 30, 2005, the Company had total cash and cash equivalents of approximately $6,072,000.

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

On September 19, 2005, Icoria executed a merger agreement with Clinical Data, Inc. (NASDAQ: CLDA) whereby Clinical Data will acquire Icoria in an all-stock transaction valued at up to $12.5 million. The market value of the transaction will vary based on the price of Clinical Data’s common stock, but is subject to a minimum market value of $10 million. The acquisition is expected to close late this year or in early 2006, pending approval by Icoria’s stockholders.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any future period. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2005.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized in the event that the net book value of an asset exceeds the future undiscounted cash flows attributable to such asset or the business to which such asset relates and the net book value exceeds fair value. The impairment amount is measured as the amount by which the carrying amount of a long-lived asset (or asset group) exceeds its fair value. During the three months ended March 31, 2005, the Company determined that certain lab equipment was impaired. These assets were written down to their estimated fair value resulting in an approximately $455,000 charge to research and development expense. No impairment loss was required to be recognized during the three months ended September 30, 2005 or nine months ended September 30, 2004.

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

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company’s common stock at the grant date, the difference between the fair value of the Company’s common stock and the exercise price is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the related stock-based compensation. During the nine months ended September 30, 2005, the Company accelerated certain departing employee and director stock options. The Company recorded compensation expense of approximately $1,000 based upon the intrinsic value of the stock options on the acceleration date. The Company did not accelerate the vesting of stock options during the nine months ended September 30, 2004. The Company recognized $117,018 and $1,806 in non-cash compensation expense related to amortization of deferred compensation during the nine months ended September 30, 2005 and 2004, respectively. During the three months ended June 30, 2005, approximately 189,000 shares of restricted stock were forfeited by employees in exchange for the payment of approximately $51,000 of employee tax liabilities associated with the vesting of these restricted stock awards.

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended by SFAS No. 148, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of grant. Stock options or warrants granted to consultants for services are accounted for in accordance with SFAS No. 123, which requires that these options and warrants be valued using the Black-Scholes model and the resulting charge is then recorded as the related services are performed. The Company did not issue stock options to consultants during the nine months ended September 30, 2005 and 2004.

Had compensation costs for the two plans been determined based on the fair value at the grant date for awards under the plans, consistent with the methods of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123), as amended, the Company’s net loss and net loss per share (basic and diluted) for the nine months ended September 30, 2005 and 2004, would have been increased to the pro forma amounts indicated below:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net loss:
As reported	$(2,629,929)	$(3,053,740)	$(4,525,824)	$(10,343,014)
Add: Stock-based employee compensation expense included in reported net income	2,574	—	117,018	1,806
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(201,353)	(171,764)	(803,811)	(667,514)

SFAS No. 123 pro forma	$(2,828,708)	$(3,225,504)	$(5,212,617)	$(11,008,722)

Loss per common share—basic and diluted:

As reported	$(0.07)	$(0.08)	$(0.12)	$(0.29)

SFAS No.123 pro forma	$(0.07)	$(0.09)	$(0.13)	$(0.31)

The per share weighted average fair value of stock options granted during the nine months ended September 30, 2005 and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2005 and 2004: expected dividend yield of 0%; risk free interest rates of approximately 4% in 2005 and 2004; expected option lives of approximately seven years in 2005 and 2004; and a volatility factor of 106% and 103% in 2005 and 2004, respectively.

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

The Company has two commercial partnerships, a contract with the United States federal government, and a grant, which accounted for 22%, 19%, 30% and 9%, respectively, of the Company’s total revenue for the nine months ended September 30, 2005. The Company had three commercial partnerships, a contract with the United States federal government and a grant, which accounted for 43%, 10%, 8%, 27% and 7%, respectively, of the Company’s total revenue for the nine months ended September 30, 2004. As of September 30, 2005, receivables from two companies and a contract with the United States Federal Government comprised 39%, 11% and 43%, respectively, of the total accounts receivable balance. As of December 31, 2004 receivables from one of the commercial partnerships and a contract with the United States federal government comprised 23% and 29%, respectively, of the total accounts receivable balance.

Comprehensive Loss

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” established standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company’s total comprehensive loss for the three month periods ended September 30, 2005 and 2004 was $2,629,929 and $3,029,410, respectively. The Company’s other comprehensive loss consisted of unrealized gains on investments of $24,330 for the three months ended September 30, 2004. The Company had no other items of other comprehensive gains or losses during the three months ended September 30, 2005 or 2004. The Company’s total comprehensive loss for the nine month periods ended September 30, 2005 and 2004 was $4,525,824 and $10,255,075, respectively. The Company’s other comprehensive loss consisted of unrealized gains on investments of $87,939 for the nine months ended September 30, 2004. The Company had no other items of other comprehensive gains or losses during the nine months ended September 30, 2005 or 2004.

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

The following table sets forth the potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive for the periods indicated:

	Nine Months Ended September 30
	2005	2004
Options to purchase common stock	2,930,162	3,607,297
Warrants	2,711,470	303,779

Segment Reporting

Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”), requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company has determined that it began to operate in a healthcare and an agriculture segment during the three months ended June 30, 2005 and has presented disclosures of historical periods for comparability.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment,” a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation.” SFAS No. 123(R), as amended, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values for all periods that begin after December 15, 2005. Pro forma disclosure will no longer be an alternative. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1. A modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or

2. A modified retrospective method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143” (FIN No. 47”). FIN No. 47 clarifies certain provisions of FASB Statement No. 143 and is effective for the Company no later than the end of 2005. The Company is currently in the process of assessing the impact of this statement on its financial statements.

Note 2. Sale of Selected Agricultural Assets

On March 23, 2005, the Company sold selected agricultural genomics assets related to the field of transgenic traits for agriculture to Monsanto Company. Under the terms of the agreement, Monsanto paid $4,750,000, at closing, with an additional installment payment of $1,180,000 due in January 2006. A payment of $820,000 may also be due in January 2006 if the Company meets certain transition milestones. As part of the sale, Monsanto assumed the remaining five years on a 32,000 square foot facility lease and hired fifty-seven of the Company’s employees beginning in May 2005. The Company’s restricted cash required under the lease was released by the landlord. Since essentially all of the fixed assets transferred to Monsanto served as collateral for the Laurus note, the Company provided Laurus with approximately $50,000 in additional interest and agreed to prepay an additional $430,000 in principal in the event that Laurus is unable to convert this amount of the note by October 1, 2005. The Company prepaid this $430,000 of principal in October 2005. Due to the sale of these assets, the Company’s existing six-year commercial partnership with Monsanto was amended to terminate in May 2005, approximately nine months before its previously scheduled end date, and the total contract value was reduced by $1,400,000. As part of the accounting for the transaction, the Company’s activities under the commercial partnership have been reassessed and any revenues above historical profitability levels related to the remaining performance obligation on the partnership have been included in the net gain on the transaction. The Company has recorded a gain from the sale of these agriculture assets as follows (in thousands):

Cash received from sale	$4,750
Non-contingent receivable due in January 2006	1,180
Release of deferred revenue obligation under commercial partnership	4,454
Less: Basis in assets sold	(4,888)
Less: Estimated transaction costs	(795)

Gain from disposal of assets	$4,701

In the event that any of the January 2006 transition milestone payments are received, additional gains will be recorded.

As part of the agreement to sell these assets, the Company committed to transition out of the agriculture industry upon the completion of its remaining contracts with DuPont or its subsidiaries. While the Company has determined that it does not yet meet the criteria to classify its remaining activities in the agriculture industry as discontinued operations under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company does believe these criteria will be met upon the completion of the remaining contracts with DuPont and its subsidiaries. Information regarding the Company’s activities related to the agriculture industry is presented in Note 3.

During the three months ended June 30, 2005, the Company and Monsanto entered into a Transition Services Agreement (“TSA”) to allow Monsanto to receive certain services to facilitate their use of the acquired assets. The majority of the services provided under the TSA are scheduled to terminate on January 31, 2006. The Company recognized approximately $152,000 and $398,000, respectively, in revenue under the TSA during the three and nine months ended September 30, 2005.

Note 3. Segment Information

During the quarter ended June 30, 2005, the Company restructured its internal reporting to separate its business between those activities related to the healthcare industry and those related to the agriculture industry. The accounting policies of the segments are the same as those described in the Company’s Summary of Significant Accounting Policies. The table below presents information about the Company’s reported results for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30 (unaudited)		Nine Months Ended September 30 (unaudited)
	2005	2004	2005	2004
Healthcare:
Revenues	$2,401	$3,299	$8,319	$7,074
Total operating expenses	(3,564)	(5,152)	(12,152)	(12,555)

Loss from operations	$(1,163)	$(1,853)	$(3,833)	$(5,481)

Agriculture:
Revenues	$1,552	$3,821	$8,387	$11,188

Total operating expenses	(1,196)	(3,204)	(6,573)	(10,189)

Gain on sale of selected agricultural assets	—	—	4,701	—

Income from operations	$356	$617	$6,515	$999

Reconciling items:
Expenses of corporate overhead functions	(1,615)	(1,778)	(6,409)	(5,720)

Company total loss from operations	$(2,422)	$(3,014)	$(3,727)	$(10,202)

For purposes of these disclosures, the segment operating expenses presented above only include those costs that are directly identifiable as relating to healthcare or agriculture activities with an allocation of facilities, information support and employee benefits costs based on headcount.

Summarized asset information for the Company’s segments as of September 30, 2005 and December 31, 2004 is as follows (in thousands):

	September 30, 2005 (unaudited)	December 31, 2004 (unaudited)
Healthcare:
Total assets	$4,510	$5,533

Agriculture:
Total assets	$2,598	$4,144

Unallocated corporate assets	$11,332	$19,593

Total Assets	$18,440	$29,270

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

The Company assumed approximately $214,000 in net liabilities and incurred costs of approximately $547,000 related to this acquisition. The Company also assumed TissueInformatics’ obligations under its employee stock option plan. At closing, approximately 214,000 shares were reserved to satisfy obligations underlying outstanding options. Under the terms of the agreement, approximately 171,000 additional shares were available for issuance pursuant to outstanding options upon the achievement of performance milestones by December 31, 2004. The TissueInformatics’ stock option plan was assumed by the Company. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the initial purchase price of approximately $6,713,000 was allocated to the assets acquired and liabilities assumed based on estimated fair values. This purchase price included $1,108,000 for the contingent purchase consideration related to the performance milestones. The contingent purchase consideration was reversed when the related milestones lapsed. The fair value assigned to intangible assets acquired was based on a third party valuation report.

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

The Company’s results of operations for the nine-month period ended September 30, 2004 include the results of TissueInformatics operations from the day after the closing date of the acquisition, March 12, 2004, to March 31, 2004. The Company’s results of operations for the nine-month period ending September 30, 2005 include TissueInformatics’ operations for the full period.

The following unaudited pro forma financial information reflects the results of operations of the Company for the nine months ended September 30, 2004 as if the acquisition of TissueInformatics had occurred on January 1, 2004. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place on January 1, 2004, and may not be indicative of future operating results.

Nine Months Ended September 30, 2004
(unaudited)
Total revenues	$18,263,000
Total operating expenses	29,763,000

Loss from operations	(11,500,000)

Net loss	$(11,636,000)

Net loss per common share	$(0.32)

Weighted average common shares	36,198,000

Note 5. Silicon Valley Bank Debt

In September 2005, the Company modified the financial covenant in its debt agreement with Silicon Valley Bank (“SVB”). The Company is now obligated to maintain a minimum ratio of cash and investments to SVB debt of 1.5. This ratio is defined in our amended agreement with SVB as the ratio of unrestricted cash and investments to the amount of outstanding debt to SVB (including all amounts outstanding or letters of credit issued under the line of credit.) Prior to this amendment, the Company was required to maintain a minimum ratio of cash and investments to SVB debt of 1.75. As of September 30, 2005, the Company’s cash to SVB debt ratio was 2.4, and the aggregate amount outstanding under the SVB term loan was approximately $2.5 million. In addition, during the quarter ended September 30, 2005, the Company’s line of credit with SVB expired.

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

On September 19, 2005, we executed a merger agreement with Clinical Data, Inc. whereby Clinical Data will acquire Icoria in an all-stock transaction valued at up to $12.5 million. The market value of the transaction will vary based on the price of Clinical Data’s common stock, but is subject to a minimum market value of $10 million. The acquisition is expected to close late this year or in early 2006, pending approval by our stockholders. Depending on the outcome of the approval of the merger by our stockholders, we are prepared to continue implementing our strategy of focusing on the discovery of novel multiparameter biomarkers. If we continue without the merger, we will be required to seek additional capital and other strategic partnerships, in addition to continuing to pursue our healthcare strategy.

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

		Revenue Recognized
(in millions)	Potential Contract Value*	Prior to 2004	2004				2005			Remaining Potential Revenue**
			Q1	Q2	Q3	Q4	Q1	Q2	Q3
Healthcare
NIEHS	$32.2	$3.3	$0.8	$1.4	$2.8	$1.7	$1.6	$1.8	$1.6	$17.2
ATP Grant	9.7	2.2	0.5	0.3	0.3	0.6	0.4	0.5	0.5	4.4
SBIR Contracts	2.2	—	—	—	—	—	0.2	—	—	2.0
PAL	N/A	—	0.2	0.6	0.1	0.1	1.1	0.2	0.3	N/A
Other	N/A	1.3	—	—	—	0.1	0.1	—	—	N/A

Total Healthcare	44.1	6.8	1.5	2.3	3.2	2.5	3.4	2.5	2.4	23.6

% change from prior quarter			(17)%	53%	39%	(22)%	36%	(25)%	(5)%

Agriculture
Bayer	35.7	32.5	0.5	0.8	0.6	0.5	0.9	—	—	—
Monsanto***	53.6	35.7	2.7	2.6	2.5	2.4	2.4	0.8	—	—
Monsanto Transition Svcs.	—	—	—	—	—	—	—	0.2	0.3	N/A
DuPont Pioneer Hi-Bred	9.0	—	0.2	0.6	0.8	0.9	1.1	1.3	1.2	2.9
DuPont	0.5	—	—	—	—	—	—	0.2	0.1	0.2
Other	N/A	0.6	—	—	—	—	—	—	—	N/A

Total Agriculture	98.8	68.8	3.4	4.0	3.9	3.8	4.4	2.5	1.6	3.1

% change from prior quarter			(6)%	18%	(2)%	(3)%	16%	(45)%	(36)%

Total Revenue	$142.9	$75.6	$4.9	$6.3	$7.1	$6.3	$7.8	$5.0	$4.0	$26.7

*	Includes potential milestone payments over the remaining term of the contracts and excludes potential royalties.
**	There can be no guarantee that Icoria will achieve these revenues.
***	A portion of the potential revenue on the Monsanto contract has been recognized as part of the gain on the sale of agricultural genomics assets to Monsanto

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

In addition, we currently have a government grant and two Small Business Innovative Research (“SBIR”) Contracts. Our Advanced Technology Program (“ATP”) grant from National Institute of Standards and Technology (“NIST”) was awarded in June 2002 for $11.7 million over five years to develop innovative tools for target discovery through the analysis of complex coherent data sets. This grant, the largest bioinformatics grant ever awarded in NIST’s ATP history, supports the development of methods and tools for the creation, evaluation and analysis of coherent data sets. The grant will be shared between the joint venture partners, currently Icoria and Agilent Technologies, based on the research work plan. During the three months ended September 30, 2005, Agilent Technologies notified us that they intend to withdraw from the joint venture in early 2006. We identified a new joint venture partner and are in the process of obtaining ATP approval of the partner. Therefore, we do not believe this contract will be materially disrupted due to this change. Our SBIR grants involve the study of biomarkers for drug-induced liver injury and alcohol-related diseases.

During 2003, we began our PAL microarray services business. PAL services have a shorter sales cycle than the rest of our business and tend to have smaller contracts.

We have commercial partnerships that have been completed with Bayer CropScience, a subsidiary of Bayer AG, (“Bayer”) in the area of crop protection and Monsanto Company (“Monsanto”) and a current and ongoing contract with Pioneer Hi-Bred International, Inc., a subsidiary of E.I. du Pont de Nemours and Company (“DuPont”), in the area of crop trait discovery. In addition, we have a small contract with Dupont to screen compounds for their effect on plants. On November 19, 2004, we received a notice of termination from Bayer regarding the September 1998 agreement, as amended. All significant work remaining under the agreement was substantially completed by the end of March 2005. We received a termination fee in January 2005 of $575,000. The partnership with Monsanto was signed in November 1999 and began contributing revenues in the second quarter of 2000. As amended, the agreement committed Monsanto to a total partnership term of six years with committed funding through January 2006. Due to the sale of the related assets to Monsanto, our commercial partnership with Monsanto was amended to terminate in May 2005, approximately nine months before its previously scheduled end date, and the total contract value was reduced by $1,400,000. Further, in May 2005, we agreed to perform certain transition services for Monsanto. The majority of these services are scheduled to terminate in January 2006.

As part of the agreement to sell certain assets to Monsanto, we committed to transition out of the agriculture industry with the principal exception of its remaining contracts with DuPont or its subsidiaries. While we have determined that we do not yet meet the criteria to classify its remaining activities in the agriculture industry as discontinued operations under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we do believe these criteria will be met upon the completion of the remaining contracts with Dupont and its subsidiaries. At the time when it is appropriate to classify the remaining agricultural operations as discontinued operations, we will be required to reclassify these operations to discontinued operations for all periods presented in order to comply with proper presentation under the accounting rules and standards.

The on-going three-year partnership with DuPont in the area of crop trait discovery (“DuPont – Pioneer Hi-Bred agreement”) was signed in December 2003 and began contributing to our revenues in the first quarter of fiscal year 2004. The DuPont – Pioneer Hi-Bred agreement may be terminated at December 31, 2005 upon the payment of a $500,000 termination fee, which exposes us to some risk of early termination. While we intend to exit the agricultural research industry, we remain committed to completing our current contractual obligations.

Liquidity and Capital Resources

We have historically financed our operations through the sale of equity, debt and capital lease financing, payments received from commercial partnerships and government contracts and grants. From inception through September 30, 2005, we have raised an aggregate of approximately $95.5 million through the sale of equity and approximately $30.1 million in proceeds from secured debt financing.

At September 30, 2005, we had cash and cash equivalents and short-term investments totaling approximately $6.1 million. We currently see several factors that could or will negatively impact our cash position:

•	We are obligated to maintain a ratio of unrestricted cash and investments to Silicon Valley Bank debt of at least 1.5. For purposes of the covenant calculation, Silicon Valley Bank debt includes all letters of credit issued using capacity under the line of credit. If we were to default on this financial covenant, we may be required to pay off the loan with Silicon Valley Bank. At September 30, 2005, the amount outstanding under the term loan with Silicon Valley Bank was $2.5 million, and the ratio of cash and investments to Silicon Valley Bank debt ratio was 2.4.

•	We have prepaid $430,000 of principal and a 20% premium to Laurus during October 2005.

•	Our operations continue to use cash and will likely continue to do so for the foreseeable future.

•	We have incurred significant liabilities as a result of our proposed acquisition by Clinical Data, Inc. In the event that we are unable to consummate this transaction, we may not be able to recover these costs.

•	Our cash equivalents and short-term investments are invested in financial instruments with interest rates based on financial market conditions and as such we are exposed to interest rate fluctuations.

If we were required to pay off the loan with Silicon Valley Bank, we believe our remaining cash would be sufficient to support our operations at least into the second quarter of 2006. Please see the section entitled “Outlook for the Remainder of 2005” below, for further details. In addition, during the quarter ended September 30, 2005, our line of credit with Silicon Valley Bank expired. This may further reduce our ability to meet short-term liquidity needs.

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

	Nine Months Ended September 30
In millions	2005	2004
Net cash used in operating activities	$(7.7)	$(6.0)
Net cash provided by investing activities, excluding purchases and maturities of short-term investments	5.2	1.3
Net cash used in financing activities	(1.0)	(4.5)

Net decrease in cash, cash equivalents and short-term investments	(3.5)	(9.2)
Cash, cash equivalents and short-term investments, beginning of period*	9.6	16.3

Cash, cash equivalents and short-term investments, end of period*	$6.1	$7.1

*	Cash, cash equivalents and short-term investments exclude restricted cash.
**	See reconciliation to generally accepted accounting principles (“GAAP”) below:

Under GAAP, cash flows from investing activities above would decrease by net purchases of investment securities; also under GAAP, cash and cash equivalents at the beginning and end of the period would be less, as they would exclude short and long-term investments. The following table presents these differences:

	Nine Months Ended September 30
(in millions)	2005	2004
Changes to cash flow from investing activities
Net (purchases) maturities of investments	$—	$6.0
Beginning of the period exclusions
Short-term investments	$—	$9.1
End of the period exclusions
Short-term investments	$—	$3.0

Cash used in operating activities:

•	For the nine months ended September 30, 2005, cash used in operating activities primarily consisted of operating losses, increases in accounts receivable, decreases in payables and decreases in deferred revenue offset, in part, by non-cash expenses (primarily depreciation). Deferred revenue consists of payments made by customers in excess of the revenue we recognize under these commercial partnerships for work completed during the period.

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

Cash provided by investing activities:

•	For the nine months ended September 30, 2005, cash provided by investing activities primarily consisted of cash received in connection with the Monsanto transaction in March 2005 and the release of restricted cash due to Monsanto’s assumption of a facility lease in May 2005. This was offset in part by purchases of laboratory and data processing equipment.

We expect our cash provided by investing activities will decrease in the remainder of 2005 compared to 2004 as we continue to purchase equipment to support our operations.

Cash used in financing activities:

•	For the nine months ended September 30, 2005, cash used in financing activities primarily consisted of monthly repayments of our term debt with Silicon Valley Bank.

For the remainder of 2005, our obligations for financing activities amount to approximately $0.8 million, including repayments of the Company’s term debt with Silicon Valley Bank and repayments of the Company’s convertible note with Laurus. During October 2005, we prepaid $0.4 million of principal and a 20% premium to Laurus.

Based on the above, we believe that we have sufficient cash to fund our operations at least into the second quarter of 2006. We may attempt to raise additional funds to support our research and development programs, general working capital needs and debt obligations through strategic relationships, the public or private offering of our equity securities, additional debt financing or a combination of these options. If we are unable to obtain additional funding, we may be required to substantially curtail our business or cease operations altogether. As evidenced by the foregoing, our merger agreement with Clinical Data, Inc., whereby Clinical Data will acquire Icoria in an all-stock transaction, is crucial to our liquidity and capital resources strategy. If the merger is not approved by our stockholders, no assurance can be given that such additional financings or relationships will be available or, if available, can be obtained on terms acceptable to us.

On September 19, 2005, we executed a merger agreement with Clinical Data Inc. whereby Clinical Data will acquire Icoria in an all-stock transaction valued at up to $12.5 million. Additional detail regarding the formula and consideration to be received by the Icoria stockholders is noted in “Outlook for the Remainder of 2005.” The acquisition is expected to close late this year or in early 2006, pending approval by our shareholders.

Results of Operations

Three Months Ended September 30, 2005 and 2004.

Revenues

The table below presents our revenue sources for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

	Three Months Ended September 30		Increase (Decrease)	% Increase (Decrease)	Notes
(in millions)	2005	2004
Healthcare customers
NIEHS	$1.6	$2.8	$(1.2)	(44)%	1
Paradigm Array Labs	0.3	0.1	0.2	124%	2
Grant revenues	0.5	0.3	0.2	56%	3

Subtotal	2.4	3.2	(0.8)	(27)%

Agriculture customers
Bayer	—	0.6	(0.6)	(100)%	4
Monsanto	—	2.5	(2.5)	(100)%	5
Monsanto Transition Services	0.3	—	0.3	*	6
DuPont – Pioneer Hi-Bred	1.2	0.8	0.4	59%	7
DuPont	0.1	—	0.1	*	8

Subtotal	1.6	3.9	(2.3)	(59)%

Total revenue	$4.0	$7.1	$(3.1)	(44)%

*	Increase greater than 500%

Notes:

1.	We recognize revenues relating to our partnership with NIEHS on a cost plus fixed fee basis, generally as samples are processed. In the third quarter of 2005, revenues decreased primarily as a result of certain short term revenue opportunities which occurred during the third quarter of 2004, partially offset by a higher number of samples processed. The Company expects this sample volume to continue in 2005 and, as a result, we expect revenues will increase in 2005 when compared to 2004.
2.	We recognize revenues relating to our service business, Paradigm Array Labs™, as we complete work for its various customers. Revenue during the third quarter of 2005 increased compared to the same period in 2004 primarily due more samples being processed.
3.	We recognize revenues under our grants as the related expenses are incurred. Grant revenues for the three months ended September 30, 2005 and 2004 were generated from the ATP grant. Revenue during the third quarter of 2005 increased compared to the same period in 2004 due to a change in our grant partner which temporarily delayed performance on the grant for a brief period in 2004.
4.	The final revenue related to the Bayer contract was recognized during the three months ended March 31, 2005.
5.	Revenues related to this commercial partnership ended during the second quarter of 2005 as a result of the Monsanto transaction occurring in March 2005 and all assets transitioning to Monsanto in May 2005.
6.	We recognize revenue on the Monsanto transition services agreement as services are delivered. This agreement began in May 2005.
7.	We recognize revenues relating to our partnership with DuPont- Pioneer Hi-Bred by comparing the number of plant lines analyzed during the period to the total number of plant lines to be analyzed over the term of the three-year contract. This commercial partnership was signed in December 2003 and performance began during the first quarter of 2004.
8.	We recognize revenues relating to our partnership with DuPont by comparing the number of traits analyzed during the period to the total number of traits to be analyzed over the term of the one year contract. This commercial partnership was signed in early 2005 and began to make significant progress during the second quarter of 2005.

Research and Development and Selling, General and Administrative Expenses

The table below presents our operating expenses for three months ended September 30, 2005 compared to the three months ended September 30, 2004.

	Three Months Ended September 30		Increase (Decrease)	% Increase (Decrease)	Notes
(in millions)	2005	2004
R&D expenses:
Payroll, lab supplies and other expenses	$3.7	$6.2	$(2.5)	(42)%	1
Depreciation, amortization and stock-based compensation	0.7	1.3	(0.6)	(45)%	2

Total R&D expenses	4.4	7.5	(3.1)	(42)%

SG&A expenses:
Payroll and other expenses	1.9	2.5	(0.6)	(22)%	3
Depreciation, amortization and stock-based compensation	0.1	0.1	—	—	2

Total S G&A expenses	2.0	2.6	(0.6)	(22)%

Total Operating expenses	$6.4	$10.1	$(3.7)	(17)%

Notes:

1.	Our costs decreased during the second quarter of 2005 when compared to the same period in 2004. The decrease was primarily related to a decrease in payroll and laboratory supplies related to the Monsanto contract which terminated in May 2005 and the Bayer contract which terminated in March 2005. We are expecting our R&D expenses to continue to decline in the remainder of 2005 due to the termination of these contracts.
2.	Total depreciation, amortization and stock-based compensation expense during the second quarter of 2005 decreased from the same period in 2004 due to the write-off of the TissueInformatics assets in 2004 as well as sale of assets to Monsanto in March 2005. We are expecting depreciation and amortization expenses to decrease in 2005 compared to 2004 due to our reduced asset base following the Monsanto transaction.
3.	Costs related to our on-going SG&A base decreased due to lower headcounts and related payroll cost.

Other Income (Expense), Net

Other income (expense), net represents the interest earned on our cash, cash equivalents and short-term and long-term investments, offset by interest expense on long-term debt and capital leases. Interest expense increased to approximately $245,000 for the quarter ended September 30, 2005, compared to an expense of approximately $46,000 for the quarter ended September 30, 2004. This increase was primarily attributable to interest on our note with Laurus. We expect that net interest expense will increase compared to 2004 primarily as a result of the Laurus note, net of a reduction in interest expense costs due to the repayment of the other debt in 2004.

Divestiture

We are reporting income from discontinued operations in 2005 related to a plant genotyping business, ParaGen, which was sold to DNA Landmarks in February 2003. We are expecting a minimal income contribution from discontinued operations as we recognize royalties from the sale during 2005.

Net Loss

Net loss decreased to approximately $2,630,000 for the quarter ended September 30, 2005, compared to a loss of $3,054,000 for the quarter ended September 30, 2004. The decrease in the net loss was primarily due to an overall reduction in costs as we work to restructure our cost base.

Nine Months Ended September 30, 2005 and 2004

	Nine Months Ended September 30		Increase (Decrease)	% Increase (Decrease)	Notes
(in millions)	2005	2004
Healthcare customers
NIEHS	$5.0	$5.0	$—	—%	1
Paradigm Array Labs	1.6	0.9	0.7	81%	2
Grant revenues	1.4	1.2	0.2	19%	3
SBIR Contracts	0.2	—	0.2	*	4
Other	0.1	—	0.1	*

Subtotal	8.3	7.1	1.2	17%

Agriculture customers
Bayer	0.9	1.8	(0.9)	(52)%	5
Monsanto	3.2	7.9	(4.7)	(59)%	6
Monsanto Transition Services	0.4	—	0.4	*	7
DuPont – Pioneer Hi-Bred	3.6	1.5	2.1	136%	8
DuPont	0.3	—	0.3	*	9

Subtotal	8.4	11.2	(2.8)	(25)%

Total revenue	$16.7	$18.3	$(1.6)	(9)%

*	Increase or decrease greater than 500%.

Notes:

1.	We recognize revenues relating to our partnership with NIEHS on a cost plus fixed fee basis, generally as samples are processed. In the nine months ended September 30, 2005, revenues increased primarily as a result of a higher number of samples processed, but this increase was offset by certain short term revenue opportunities which occurred during the third quarter of 2004. The Company expects this sample volume to continue in 2005 and, as a result, we expect revenues will increase in 2005 when compared to 2004.
2.	We recognize revenues relating to our service business, Paradigm Array Labs™, as we complete work for its various customers. Revenue during the nine months ended September 30, 2005 increased compared to the same period in 2004 primarily due to the acceptance of all deliveries on a contract with a large pharmaceutical customer.
3.	We recognize revenues under our grants as the related expenses are incurred. Grant revenues for the nine months ended September 30, 2005 and 2004 were generated from the ATP grant.
4.	Revenues on two Small Business Innovative Research contracts that were recognized upon completion of the first phase of the contracts. Additional phases of these contracts had not been started as of September 30, 2005.

5.	We recognize revenues relating to its partnership with Bayer in two components, gene discovery and assay development. For the gene discovery component, from which the majority of the revenue is generated, we recognize revenue by comparing the number of genes analyzed during the period to the total number of genes to be analyzed over the term of the contract. During the three months ended June 30, 2004, we successfully completed the gene analysis portion of the contract. Therefore, there was no revenue associated with the gene discovery component during the nine month period ended September 30, 2005. For the assay component, we recognize revenue when Bayer accepts assays. Revenues decreased as we recognized the revenues related to the final termination payment on the contract. We do not anticipate any significant additional revenue from this contract.
6.	We recognize revenues relating to our partnership with Monsanto by comparing the number of genes analyzed during the period to the total number of genes to be analyzed over the term of the contract. Revenues related to this commercial partnership ended during the second quarter of 2005 as a result of the Monsanto transaction occurring in March 2005.
7	We recognize revenue on the Monsanto transition services agreement as services are delivered. This agreement began in May 2005. The majority of these services are scheduled to terminate in January 2006.
8.	We recognize revenues relating to our partnership with DuPont – Pioneer Hi-Bred by comparing the number of plant lines analyzed during the period to the total number of plant lines to be analyzed over the term of the three-year contract. This commercial partnership was signed in December 2003 and had just begun to operate during the first quarter of 2004.
9.	We recognize revenues relating to our partnership with DuPont by comparing the number of traits analyzed during the period to the total number of traits to be analyzed over the term of the one year contract. This commercial partnership was signed in early 2005 and began to make significant progress during the second quarter of 2005.

Research and Development and Selling, General and Administrative Expenses

The table below presents our operating expenses for nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

	Nine Months Ended September 30		Increase (Decrease)	% Increase (Decrease)	Notes
(in millions)	2005	2004
R&D expenses:
Payroll, lab supplies and other expenses	$14.8	$16.7	$(1.9)	(11)%	1
Depreciation, amortization stock-based compensation	2.3	3.9	(1.6)	(40)%	2

Total R&D expenses	17.1	20.6	(3.5)	(16)%

SG&A expenses:
Payroll and other expenses	7.7	7.7	—	—	3
Depreciation, amortization stock-based compensation	0.3	0.2	0.1	57%	4

Total SG&A expenses	8.0	7.9	0.1	1%

Total Operating expenses	$25.1	$28.5	$(3.4)	12%

Notes:

1.	Our costs decreased during the first nine months of 2005 when compared to the same period in 2004. The decrease was primarily related to the Monsanto and Bayer contracts which ended during the period. These lower costs were partially offset by a $0.5 million impairment charge for certain laboratory equipment. We are expecting our payroll, lab supply and other expenses to decrease in 2005 when compared to 2004 due to the finalization of the Bayer and Monsanto commercial partnerships during the first and second quarters of 2005, respectively.
2.	Total depreciation, amortization and stock based compensation expense during the first nine months of 2005 decreased from the same period in 2004 due to the write-off of the TissueInformatics assets in 2004 as well as some older assets becoming fully depreciated. This decrease was partially offset by expenses related to the vesting of restricted stock during the period. We are expecting depreciation and amortization expenses to decrease in 2005 compared to 2004 due to our reduced asset base following the Monsanto transaction.
3.	Costs were comparable during the first nine months of 2005 and 2004. This increase was primarily related to payroll and related costs due to higher headcount associated with the TissueInformatics acquisition and expansion of the sales and marketing function to support our PAL services unit as well as accrued and other severance costs as we work to restructure our cost base to match the smaller size of our operations. These costs were offset by lower administrative headcounts and related payroll costs during the period. We expect payroll and other expenses to decrease in 2005 when compared to 2004 as a result of the Monsanto transaction and other restructuring of our cost base.

4.	Total depreciation, amortization and stock based compensation expense during the first nine months of 2005 increased from the same period in 2004 due to expenses related to the vesting of restricted stock during the period. This increase was partially offset by the write-off of the TissueInformatics assets in 2004 as well as some older assets becoming fully depreciated. We are expecting depreciation and amortization expenses to decrease in 2005 compared to 2004 due to our reduced asset base following the Monsanto transaction.

Gain on Sale of selected agriculture assets

We are reporting a net gain on the sale to Monsanto Company of certain agricultural assets related to the field of transgenic traits for agriculture. These assets were sold in March 2005. We are expecting to realize additional gains related to this transaction as we receive additional contingent payments in January 2006.

Other Income (Expense), Net

Other income (expense), net represents the interest earned on our cash, cash equivalents and short-term and long-term investments, offset by interest expense on long-term debt and capital leases. Interest expense increased to approximately $930,000 for the nine months ended September 30, 2005, compared to an expense of approximately $337,000 for the nine months ended September 30, 2004. This increase was primarily attributable to interest on our note with Laurus. We expect that net interest expense will increase compared to 2004 primarily as a result of the Laurus note, net of a reduction in interest expense costs due to the repayment of the other debt in 2004.

Divestiture

We are reporting income from discontinued operations in 2005 related to a plant genotyping business, ParaGen, which was sold to DNA Landmarks in February 2003. We are expecting a minimal income contribution from discontinued operations as we recognize royalties from the sale during 2005.

Net Loss

Net loss decreased to approximately $4,526,000 for the nine months ended September 30, 2005, compared to a loss of $10,343,000 for the nine months ended September 30, 2004. The decrease in the net loss was primarily due to the gain from the Monsanto transaction and higher revenues, offset by severance costs as we work to restructure our cost base.

Outlook for the Remainder of 2005

We ended September 30, 2005 with $6.1 million in cash and cash equivalents. We believe that these funds, when combined with the additional proceeds from the Monsanto transaction and significant cost reductions, will be sufficient to support our operations into the second quarter of 2006; however, we will continue to pursue opportunities to increase our liquidity. To accomplish this, we will consider additional financing involving strategic partnerships, debt, the sale of our stock or a combination of these options.

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

On September 19, 2005, Icoria executed a merger agreement with Clinical Data Inc. whereby Clinical Data will acquire Icoria in an all-stock transaction valued at up to $12.5 million. The market value of the transaction will vary based on the price of Clinical Data’s common stock, but is subject to a minimum market value of $10 million. The acquisition is expected to close late this year or in early 2006, pending approval by Icoria’s stockholders.

Under terms of the merger, if consummated, Icoria stockholders will receive in exchange for each share of Icoria common stock they own, 0.01391 of a share of Clinical Data common stock, assuming that the average closing price of Clinical Data’s common stock during the ten trading days before the merger closes is $22.74 per share, otherwise the exchange ratio is subject to adjustment in accordance with the terms of the merger agreement. The number of shares of Clinical Data common stock into which each Icoria share ultimately will be exchanged will be based on the price of Clinical Data common stock over a measurement period prior to the closing of the merger. The measurement period will consist of the ten trading days immediately preceding the closing date, during which time the closing prices for each of the ten days will be averaged. We refer to this number as the “average closing price.” The exchange ratio and the number of shares that will be issued to Icoria stockholders may be adjusted upward only as follows:

(i) if the average closing price is less than $20.92 per share, the exchange ratio shall be increased to equal a number derived by dividing (A) a number that is equal to $11,500,000 divided by the average closing price, by (B) 39,501,721 shares of Icoria common stock outstanding on the date the merger agreement was signed; and

(ii) if the average closing price is less than $18.19 per share, the exchange ratio shall be increased to equal a number derived by dividing (A) a number that is equal to $10,000,000 divided by the average closing price, by (B) 39,501,721 shares of Icoria common stock.

In no event shall the dollar value of the aggregate number of shares of Clinical Data common stock issued to Icoria stockholders be less than $10,000,000 or more than $12,500,000. Accordingly, in the event that the average closing price exceeds $22.74 per share, the dollar value of the aggregate number of shares of Clinical Data common stock issued to Icoria stockholders will remain at $12,500,000 but the exchange ratio and the number of shares that will be issued to Icoria stockholders will be adjusted downward.

For example, assuming the merger was completed on October 26, 2005, the average closing price of Clinical Data’s common stock during the ten trading days before the merger closed would be $18.26 per share. Because the average closing price per share was less than $20.92 but more than $18.19, the exchange ratio would be increased to 0.01594 based on the formula included in subparagraph (i) above, the Icoria stockholders would receive 0.01594 of a share of Clinical Data common stock for each share of Icoria common stock our stockholders own, and Clinical Data would issue an aggregate of approximately 629,792 shares in the merger to holders of Icoria common stock.

Please see the Risk Factors section below for a summary of the risks regarding the merger with Clinical Data.

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

Healthcare and Current Plans. Our assessment of future markets, our ability to execute on the evolution of our business plan to a healthcare focused company are fundamental assumptions and forward-looking statements based on the transition of our company and the success of such a transition. We cannot predict the future of the healthcare or biotech markets and therefore all of our statements related to where we envision Icoria going or what we believe it is becoming are based on trends and our perception of the market; however, all of the statements concerning our future healthcare operations and the refocusing of our business plan are forward-looking and they involve risks and uncertainties. Our actual actions may change or be materially different than those presented above due to changing circumstances and a variety of factors. As a result of the merger agreement dated September 19, 2005 with Clinical Data, we are currently in the process of seeking stockholder approval for the transaction. This merger is a paradigm shift from our strategy of pursuing discovery and development on our own. If this merger is not approved or fails for some other reason, it will have material impact on us.

Financials. Our forecast of the period of time through which our financial resources will be adequate to support our operations and other statements contained in this report are forward-looking and involve risks and uncertainties. Actual results could vary as a result of a number of factors. We believe that our existing cash and investment securities and anticipated cash flow from existing revenue sources will be sufficient to support our current operating plan into the second quarter of 2006. However, as noted above, our merger with Clinical Data is crucial to our financial strategy. We have based this estimate on assumptions that may prove to be wrong. It is possible that we may seek additional funding within this time frame. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available or, even if available, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.. Our failure to raise capital, or find strategic relationships in lieu of capital when needed, may harm our business and operating results. Our future capital requirements will depend on many factors, including:

•	our ability to consummate a merger with Clinical Data, Inc.;

•	the number, breadth and progress of our research programs;

•	our ability to establish additional and maintain current commercial partnerships;

•	the achievement of the milestones under certain of our existing commercial partnerships;

•	our commercial partners’ success in commercializing products developed under our commercial partnership agreements;

•	our success in commercializing products to which we have retained the rights under our commercial partnerships;

•	the costs incurred in enforcing and defending our patent claims and other intellectual property rights;

•	the costs and timing of obtaining regulatory approvals for any of our products;

•	the ability of Icoria to achieve revenue levels and other business objectives;

•	our expectations with regard to revenue and operating cash forecasts; and

•	our ability to maintain compliance with financial covenants.

The foregoing list of important factors is not exclusive.

This report contains other forward-looking statements, including statements regarding: our ability to consummate a merger with Clinical Data, Inc., given the pending stockholder vote; our ability to successfully develop and improve our metabolic profiling platform, databases and other technologies; the future prospects of our metabolomic platform, including the potential of the platform to improve the efficiency and lower the cost of drug discovery, decrease the time to market for new drugs, reduce toxic side effects of drugs, complement other genomic tools, and attract commercial partners to be a more efficient and proximal indicator of cellular physiology than genomics and proteomics platforms; our ability to industrialize the process of gene function discovery and metabolomics and generate information enabling the development of novel products; our ability to develop new diagnostics; our ability to establish intellectual property protection for our gene function, metabolomics and biomarker information, databases, processes and other technologies; product development and commercialization efforts; our strategy and market opportunities, anticipated increases in our revenues; and timing of revenues from commercial partnerships; our ability to meet or exceed our milestone targets and earn royalties under our commercial partnerships; our ability to enter into new partnerships and alliances; our intended use of the proceeds from our direct offering and other financial resources; our research and development and other expenses; our operational and legal risks; and our ability to build shareholder value.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information and Risk Factors

OTHER INFORMATION

Retention Plan

On July 28, 2005, the Company entered into the 2005-2006 Retention Plan (the “Plan”). The Plan was established to retain and motivate key employees based on corporate performance and extension of cash runway. Under the Plan there are four performance categories: 1) Strategic Alliance which results in Financing, 2) Financing alone, 3) Strategic Alliance alone, or 4) M&A. Individual earned payments will be a function of base pay to relative value (units) under each scenario. Out of those four performance categories the payouts will be within the following parameters: the pool cannot exceed $1.2 million, in the case of an M&A transaction, the net transaction must be at least $6 million, and in the case of Strategic Alliance/Financing or Financing alone, a minimum of 9 months of the Company’s cash burn be exceeded to trigger a payout from a beginning of May, 2006. The capitalized terms have the meaning set forth in the Plan.

The above description of the material terms of the Plan, dated as of July 28, 2005, is qualified in its entirety by reference to the Plan, a summary of which is attached to the Current Report on Form 8-K filed on September 20, 2005, as Exhibit 99.4, a copy of the full Plan is attached hereto as Exhibit 10.1. and is incorporated herein by reference.

Amendments and Restatements to Employment Agreements

On July 28, 2005 the employment agreements for Mr. J. Barry Buzogany, our Chief Operating Officer, Dr. Thomas J. Colatsky, our Chief Scientific Officer, and Mr. Brett Farabaugh, our Vice President, Finance were primarily amended to reflect updated severance terms. The descriptions below of the material terms of the amendments or amendments and restatements, as the case may be, dated as of July 28, 2005, are qualified in its entirety by reference to the agreements themselves, a copies of which are attached hereto as Exhibits 10.2, 10.3 and 10.4, respectively and they are incorporated herein by reference.

Amended and Restated Employment Agreement with Dr. Colatsky

The amended and restated agreement provides that Dr. Colatsky’s employment may be terminated with or without cause at any time by Dr. Colatsky or the company. However, if Icoria terminates his employment without cause, Icoria must pay him the amount of his then current base salary for the six months following the date of termination or for a period of time not to exceed twelve months if he is unable to secure comparable, full-time employment or a consulting arrangement lasting more than six months. If Icoria experiences a change of control after such a termination, all severance payments become immediately due and payable.

Amended and Restated Employment Agreement with Mr. Buzogany

The amended and restated agreement provides that Mr. Buzogany’s employment may be terminated with or without cause at any time by Mr. Buzogany or Icoria. However, if Icoria terminates his employment without cause, Icoria must pay him the amount of his then current base salary for the twelve months following the date of termination. If Icoria experiences a change of control after such a termination, all severance payments become immediately due and payable.

Amended Agreement Related to Severance with Mr. Farabaugh

The amendment agreement related to severance provides that Mr. Farabaugh’s employment may be terminated with or without cause at any time by Mr. Farabaugh or the company. However, if Icoria terminates his employment without cause, Icoria must pay him the amount of his then current base salary for the six months following the date of termination or for a period of time not to exceed twelve months if he is unable to secure comparable, regular full-time employment or a consulting engagement lasting for more than six months. If Icoria experiences a change of control after such a termination, all severance payments become immediately due and payable.

Amendment to Loan and Security Agreement

On September 13, 2005, the Company entered into a Second Amendment to Loan and Security Agreement (the “Amendment”) to the Loan and Security Agreement dated July 10, 2003, as previously amended, between the Company and Silicon Valley Bank.

The Amendment updates the financial covenants that the Company must comply with by reducing the Liquidity Coverage of the Unrestricted Cash by the aggregate Silicon Valley Bank Obligations of the Company to a ratio of 1.5 to 1.0; and changing the Company’s obligation to cure defaults by pledging to the bank a certificate of deposit in an amount equal to not less than one hundred percent of the outstanding obligations, including without limitation, the face amount of outstanding but unfunded letters of credit. Upon the bank’s receipt of the certificate of deposit and such other documents as the bank may require to perfect its first lien on the certificate of deposit and provided no other event of default has occurred, the bank will waive the event of default. The Amendment also updates and replaces the existing compliance certificate. The capitalized terms shall have the meaning set forth in the Amendment.

The above description of the material terms of the Amendment to Silicon Valley Bank Loan and Security Agreement, dated September 13, 2005, is qualified in its entirety by reference to the Amendment to Silicon Valley Bank Loan and Security Agreement, a copy of which is incorporated herein as Exhibit 10.5.

RISK FACTORS

We are an early stage company using novel technologies and, as a result, we may never achieve, or be able to maintain, profitability.

You should evaluate us in light of the uncertainties affecting an early stage biotechnology company. Our biochemical profiling platform, our bioinformatics efforts, our recent write down of the intangible assets related to our TissueInformatics® software and the fact that we have sold all of our GeneFunction Factory® technology in connection with the Asset Purchase Agreement with Monsanto Company dated March 23, 2005 further confirms that we are an early stage biotechnology company using novel technology. We have not yet proven that determining the function of a gene in commercially significant target organisms or elucidating the biochemical profiles of cells, tissues, or fluids will enable us or our partners to develop commercial products. Furthermore, we are increasing our efforts to address the human health market with our biochemical profiling platform, an area of business in which we have little experience.

If the merger is not completed, Icoria’s stock price and future business and operations could be adversely affected.

If the merger is not completed, Icoria may be subject to the following material risks, among others:

•	Icoria may be required to pay Clinical Data a termination fee of $625,000 or expenses of up to $312,500, each under certain circumstances;

•	Icoria’s costs related to the merger, such as legal, accounting and certain financial advisory fees, must be paid even if the merger is not completed; and

•	Icoria may not be able to continue its discovery and development efforts.

Further, if the merger agreement is terminated and Icoria’s board of directors determines to seek another merger, business combination or an alternative strategy, Icoria may not be able to find a strategic partner or financing alternative at an equivalent or more attractive price than that which would be paid in the merger with Clinical Data.

Icoria’s market price may be negatively impacted if the merger with Clinical Data is not concluded.

On September 20, 2005, Icoria announced that it had entered into the merger agreement with Clinical Data. Consequently, Icoria believes its stock price has begun to take into account the likelihood of the merger being concluded. Failure to consummate this merger may have a significant negative impact on the trading price of Icoria’s common stock. While Icoria is working to complete the merger during the fourth quarter of calendar year 2005 or early 2006, the consummation of the merger is subject to approval of the transaction by Icoria’s stockholders and other customary closing conditions, many of which are beyond Icoria’s control.

The termination fee and the restrictions on solicitation contained in the merger agreement and the terms of the voting agreements, both with Clinical Data, may discourage other companies from trying to acquire Icoria.

Until the completion of the merger, and with some exceptions, Icoria is prohibited from initiating or engaging in discussions with a third party regarding some types of extraordinary transactions, such as a merger, business combination or sale of a material amount of assets or capital stock. Icoria also agreed to pay a termination fee of $625,000 in certain circumstances, such as Icoria accepting a superior proposal, and in separate circumstances Icoria has agreed to pay expenses of up to $312,500 to Clinical Data. Payment of the termination fee could also have a material adverse effect on Icoria’s financial condition. In addition, the officer and director holders of the common stock and certain of their affiliates constituting 7.1% of the issued and outstanding common stock of Icoria, as of the date of the merger agreement, have entered into an agreement with Clinical Data in which such holders agreed to vote in favor of the merger and against any action, agreement, transaction or proposal that would result in any of the conditions to Icoria’s obligations under the merger agreement not being fulfilled or that is intended, or would reasonably be expected, to prevent, impede, interfere with, delay or adversely affect the transactions contemplated by the merger agreement. These provisions could discourage other companies from trying to acquire Icoria even though those other companies might be willing to offer greater value to Icoria’s stockholders than Clinical Data has offered in the merger.

If the merger is consummated, Icoria stockholders cannot be sure of the market value of the Clinical Data common stock that will be issued in the merger.

Upon completion of the merger and subject to adjustment as provided in the merger agreement, each share of Icoria common stock will be converted into the right to receive approximately 0.01391 of a share of Clinical Data common stock. The exchange ratio regarding the number of shares to be issued is subject to upward and downward adjustment if the average of the per share closing prices of a share of Clinical Data common stock as reported on the Nasdaq Market during the ten trading days preceding the effective date of the merger is greater than $22.74 or less than $20.92 such that the aggregate purchase price paid for all of the Icoria common stock shall not be more than $12,500,000 nor less than $10,000,000. See additional detail in Management’s Discussion and Analysis. Share price changes may result from a variety of factors including general market and economic conditions, changes in Clinical Data’s operations and prospects, and regulatory considerations. Many of these factors are beyond either Clinical Data or Icoria’s control.

Accordingly, the Icoria stockholders will not be able to accurately calculate the value of the number of shares of Clinical Data common stock to be received upon completion of the merger until the close of the Nasdaq Market on the day immediately preceding the effective time of the merger. As such, most Icoria stockholders will be required to grant a proxy to vote their shares at the Icoria special meeting prior to knowing exactly how many shares they are to receive in the merger.

Icoria stockholders’ ability to benefit from increases in the value of Clinical Data common stock prior to the closing of the merger is limited.

The exchange ratio under the merger agreement is subject to adjustments that limit the range in the value of Clinical Data common stock to be received by Icoria stockholders in the merger. Therefore, the opportunity for Icoria stockholders to benefit from any increase in the market value of Clinical Data common stock between the announcement of the merger and the closing of the merger will be limited, which would not have been the case if the consideration had been based on a fixed exchange ratio.

Some officers and directors of Icoria have certain competing interests that may have influenced them to support or recommend the merger.

Some of the executive officers and directors of Icoria have interests in the merger that compete with, are different from, or are in addition to, the interests of Icoria stockholders generally. Several executive officers of Icoria have employment agreements that entitle them to severance payments, accelerated vesting of, and extended exercise periods with respect to, outstanding stock options and accelerated vesting with respect to restricted stock awards and other benefits upon the officer’s termination under certain circumstances following the completion of the merger. The Icoria non-employee directors hold stock options that will become fully vested upon consummation of the merger and will remain outstanding for an extended period following the termination of the director’s board service.

Clinical Data will indemnify current and former Icoria officers and directors against liabilities arising out of each such person’s service as an officer and/or director, and Clinical Data has agreed to cause the surviving corporation to maintain directors’ and officers’ liability insurance covering those persons currently covered by Icoria’s directors’ and officers’ liability insurance policy, subject to certain limitations. In addition, Clinical Data has also agreed to provide coverage for any current or former officers or directors of Icoria under a directors’ and officers’ liability insurance policy of Icoria or Clinical Data with respect to any liabilities arising out of such person’s service as a director or officer of Icoria prior to the merger and to maintain such coverage on terms with respect to coverage and amount no less favorable than those of the applicable policy in effect on the date of the merger agreement.

For these reasons, the directors and officers of Icoria may have been more likely to support the terms of the merger agreement and the merger than if they did not have these interests.

If the merger is consummated, the holders of Icoria common stock will have less control over corporate actions proposed to be taken by Clinical Data than those holders had over corporate actions proposed to be taken by Icoria.

Following the merger, holders of Icoria common stock outstanding immediately prior to the merger will become holders of Clinical Data common stock. Those holders will hold between 7% and 8% of outstanding common stock of the combined company after the merger, as opposed to 100% of the outstanding Icoria common stock. Also, Clinical Data’s two largest stockholders and their affiliates, who currently own approximately 50% of the Clinical Data common stock, will continue to own approximately 46% of the common stock of the combined company. There are differences between the rights of Clinical Data stockholders under Clinical Data’s certificate of incorporation and bylaws and the rights of Icoria stockholders under Icoria’s certificate of incorporation and bylaws.

As a result of the controlling stockholders and the differences in the rights of the common stock, the holders of Icoria common stock may have less control over corporate actions proposed to be taken by the combined company than those holders had over corporate actions proposed to be taken by Icoria.

If the merger is consummated, the merger may fail to qualify as a reorganization for federal income tax purposes, resulting in your recognition of taxable gain or loss in respect of your Icoria shares and Clinical Data’s treatment of the merger as a taxable sale.

Clinical Data and Icoria have structured the merger to qualify as a reorganization within the meaning of Section 368(a) of the Code. Although the Internal Revenue Service, or IRS, will not provide a ruling on the matter, Clinical Data and Icoria will, as a condition to closing, obtain legal opinions from their respective tax counsels that the merger will constitute a reorganization for federal income tax purposes. These opinions do not bind the IRS or prevent the IRS from adopting a contrary position. If the IRS were to successfully challenge the merger’s status as a reorganization, you generally would recognize gain or loss on each share of Icoria common stock surrendered in an amount equal to the difference between your adjusted tax basis in that share and the sum of the amount of cash, if any, and the fair market value of the Clinical Data common stock received in exchange for that share upon completion of the merger.

Satisfying closing conditions may delay completion of the merger.

There are many conditions to Clinical Data and Icoria’s obligations to complete the merger. Many of these conditions are beyond Clinical Data and Icoria’s control. These conditions include obtaining requisite approvals from Clinical Data and Icoria stockholders, and Clinical Data and Icoria may be unable to obtain these approvals on a timely basis, if at all.

We have a limited number of material and substantial partnerships, relationships, or contracts.

We have a limited number of significant revenue generating contracts and commercial partnerships. In the agriculture sector we have entered into only three significant commercial partnerships, with Bayer CropScience, Monsanto and Pioneer Hi-Bred International, Inc., a subsidiary of DuPont (“DuPont”), to assist in development of certain new products that they are targeting, including herbicides and plants with improved nutritional and growth characteristics. Of these contracts, only DuPont remains after the Bayer and Monsanto contracts terminate, which subjects us to the volatility inherent in providing services to one company in the agriculture industry. These contracts have provided substantially all of our agriculture operating revenue. The DuPont-Pioneer Hi-Bred agreement is scheduled to conclude at the end of 2006 and is terminable at December 31, 2005 upon the payment of a $500,000 fee.

We have entered into a significant government contract and have received a significant government grant. If we are unable to successfully achieve milestones or our commercial partners fail to develop successful products, we will not earn certain revenues contemplated under such partnerships.

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

We have incurred net losses in each year since our inception and expect these losses to continue. We experienced a net loss of approximately $2.6 million for the quarter ended September 30, 2005. As of September 30, 2005, we had an accumulated deficit of approximately $103.5 million. To date, we have derived substantially all of our revenues from three commercial partnerships, a government contract and government grants. Our Bayer and Monsanto contracts have ended. We do not have replacements for these contracts. We do not believe replacements exist and we are no longer pursuing such contracts in agriculture. We expect to spend a significant amount of capital to fund research and development and enhance our core technologies in healthcare. We will need to generate significant additional revenues from existing commercial contracts and partnerships, grants and new revenue sources to fund research and development in our new core technologies. We have sold certain assets to Monsanto in order to realize current benefits from these assets instead of completing the Monsanto contract under its terms. This strategy of selling these assets to Monsanto may not yield sufficient resources to accomplish our objective. We cannot accurately predict when, if ever, we will become profitable.

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

In September 2005, we modified the financial covenant in our debt agreement with Silicon Valley Bank (“SVB”). We are now obligated to maintain a minimum ratio of cash and investments to SVB debt of 1.5. This ratio is defined in our amended agreement with SVB as the ratio of unrestricted cash and investments to the amount of outstanding debt to SVB (including all amounts outstanding or letters of credit issued under the line of credit.) If we were to default on this financial covenant, we may be required to pay off the loan with SVB. As of September 30, 2005 our cash to SVB debt ratio was 2.4, and the aggregate amount outstanding under the SVB term loan was approximately $2.5 million.

In October 2004, we raised gross proceeds of $5 million from Laurus Master Fund, Ltd. through a convertible note collateralized by substantially all of our fixed assets. In connection with the Monsanto Asset Purchase Agreement dated March 23, 2005, Laurus agreed to allow their liens on the assets transferred to be released. In exchange for this release, we agreed to additional interest on this note of approximately $50,000 and a future prepayment of up to approximately $430,000 in principal with a 20% penalty if Laurus was unable to convert this amount of principal by October 1, 2005. In October 2005, we paid Laurus $430,000 in principal with a 20% penalty.

We may be required to raise funds through public or private financings of our equity securities to attempt to avoid a default on our debt. No assurance can be given that such additional financings will be available or, if available, can be obtained on terms acceptable to us. The Laurus financing restricts our probability of engaging in certain types of financings. In addition, during the quarter ended September 30, 2005, our line of credit with Silicon Valley Bank expired. This may further reduce our ability to meet short term liquidity needs.

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

We currently only have an Interim Chief Executive Officer. In order to achieve our business objectives, we must identify, attract, train and motivate additional personnel with expertise in specific industries and areas applicable to the products developed through our technologies. We had been conducting a search for a full-time Chief Executive Officer; however, this process has been suspended pending the outcome of our proposed merger with Clinical Data, Inc. This search is crucial to our business. It may be costly and it may not achieve all of our stated goals. This search may materially disrupt our business or our ability to execute on our new business plan. We compete intensely for all of our personnel and we may be unable to achieve our personnel goals. Our failure to achieve any of these goals could seriously limit our ability to improve our operations and financial results. Our pending acquisition by Clinical, Data Inc. may further reduce our ability to retain existing personnel or hire new personnel.

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

We have been de-listed from the Nasdaq SmallCap in July of 2005. The Over the Counter Bulletin Board Market (“OTC-BB”) is less well known and potentially has fewer market participants providing liquidity. This could make our stock price volatility increase and increase our difficulty in obtaining capital.

In order to have our common stock re-listed on the Nasdaq National Market or the SmallCap Market, we would be required to meet the criteria for initial listing, which are more stringent than the maintenance criteria. Accordingly, we cannot assure that we will be able to have our common stock re-listed on the Nasdaq System, and most likely our common stock will continue to be quoted on the OTC-BB. In addition, because we are quoted on the OTC-BB, it might become more difficult for us to raise additional capital, due to increased costs and potential diminished liquidity in the market for our common stock, this difficulty in raising capital may adversely affect our business objectives.

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

Our business and competitive position will depend in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies and products in the United States and other countries. As of October 20, 2005 we had 66 U.S. patent applications pending and 40 international patent applications pending, some of which are subject to rights that we have granted to various collaborators and development partners. Of these pending applications, 26 U.S. patent applications and 10 international patent applications fall within our Healthcare portfolio. We own 24 issued U.S. patents, five of which fall within our Healthcare portfolio. We do not own any issued patents in any other country. If each of the 24 issued U.S. patents is maintained for the longest term available under law, the earliest a patent will expire is 2019. We also have 8 trademark applications pending and 19 trademarks registered in the United States.

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

Any product that we or our commercial partners may develop using the gene function, metabolomics, or biomarker information we provide may be subject to a lengthy and uncertain government regulatory process that may not result in the necessary approvals, may delay the commercialization of these products or may be costly, any of which could seriously reduce our revenues or exceed our financial ability to meet the obligations.

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

Item 6. Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated September 19, 2005. (Previously filed on September 20, 2005, as Exhibit 2.1 to the Current Report on Form 8-K, and incorporated by reference herein.)

10.1	Form of Stockholders Agreement, dated September 19, 2005. (Previously filed on September 20, 2005, as Exhibit 99.2 to the Current Report on Form 8-K, and incorporated by reference herein.)

10.2	Summary of Phase II Small Business Innovation Research contract from the National Institute of Environmental Health Sciences, National Institutes of Health, dated August 11, 2005.

10.3	The Icoria 2005-2006 Retention Plan, dated July 28, 2005.

10.4	Amended and Restated Employment Agreement with Dr. Colatsky, dated July 28, 2005.

10.5	Amended and Restated Employment Agreement with Mr. Buzogany, dated July 28, 2005.

10.6	Amended Agreement Related to Severance with Mr. Farabaugh, dated July 28, 2005.

10.7	Second Amendment to Loan and Security Agreement originally dated July 10, 2003, as previously amended, between the Company and Silicon Valley Bank. (Previously filed on September 20, 2005, as Exhibit 99.3 to the Current Report on Form 8-K, and incorporated by reference herein.)

31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act 2002.

31.2	Certification of Vice President, Finance, pursuant to Section 302 of Sarbanes-Oxley Act 2002.

32	Certification pursuant to Section 906 of Sarbanes-Oxley Act 2002.

ICORIA, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICORIA, INC.

DATE: November 14, 2005	SIGNATURE:	/s/ Brett Farabaugh
Brett Farabaugh
Vice President, Finance
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated September 19, 2005. (Previously filed on September 20, 2005, as Exhibit 2.1 to the Current Report on Form 8-K, and incorporated by reference herein.)

10.1	Form of Stockholders Agreement, dated September 19, 2005. (Previously filed on September 20, 2005, as Exhibit 99.2 to the Current Report on Form 8-K, and incorporated by reference herein.)

10.2	Summary of Phase II Small Business Innovation Research contract from the National Institute of Environmental Health Sciences, National Institutes of Health, dated August 11, 2005.

10.3	The Icoria 2005-2006 Retention Plan, dated July 28, 2005.

10.4	Amended and Restated Employment Agreement with Dr. Colatsky, dated July 28, 2005.

10.5	Amended and Restated Employment Agreement with Mr. Buzogany, dated July 28, 2005.

10.6	Amended Agreement Related to Severance with Mr. Farabaugh, dated July 28, 2005.

10.7	Second Amendment to Loan and Security Agreement originally dated July 10, 2003, as previously amended, between the Company and Silicon Valley Bank. (Previously filed on September 20, 2005, as Exhibit 99.3 to the Current Report on Form 8-K, and incorporated by reference herein.)

31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act 2002.

31.2	Certification of Vice President, Finance, pursuant to Section 302 of Sarbanes-Oxley Act 2002.

32	Certification pursuant to Section 906 of Sarbanes-Oxley Act 2002.